Form 10-K
period 1993-12-31
OLD KENT FINANCIAL CORP /MI/
filed 1994-03-29
CIK 746969

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                                 FORM 10-K



          X Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
               For the fiscal year ended December 31, 1993

          ____ Report Pursuant to Section 13 or 15(d) of the Securities
               Exchange Act of 1934
               For the transition period from _______ to
               ____________________


                    Commission File Number:  0-12216


                       OLD KENT FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)

                    Michigan                 38-1986608
          (State of Incorporation) (I.R.S. Employer Identification No.)

          One Vandenberg Center
          Grand Rapids, Michigan                         49503
          (Address of principal executive offices)     (Zip Code)

     Registrant's telephone number, including area code:  (616) 771-5000

          Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, $1 Par Value
                         (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               Yes     X                       No ________

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.     [    ]



State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the filing.

          Aggregate Market Value as of February 28, 1994:  $1,075,000,000

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

          Common stock outstanding at February 28, 1994:  39,469,389 shares


                    Documents Incorporated By Reference

Portions of the registrant's proxy statement for its April 18, 1994, annual meeting of shareholders are incorporated by reference in Part III.



































                                    -2-
                                   PART I


Item 1.  Business.

          Old Kent Financial Corporation ("Old Kent") is a bank holding company. As of December 31, 1993, Old Kent owned directly and indirectly all of the stock of 16 commercial banks and five operating nonbank subsidiaries which have their principal offices in various cities in Michigan and Illinois.

          Old Kent's business is concentrated in a single industry segment--commercial banking. Old Kent's subsidiaries offer a full range of commercial banking services. These include accepting deposits, commercial lending, consumer financing, real estate financing, equipment leasing, bank credit cards, debit cards, safe deposit services, automated teller machines, cash management, electronic banking, money transfer services, international banking services, corporate and personal trust services, personal investment and securities brokerage services, credit life insurance and other banking services.

          The principal markets for these financial services are the communities within the states of Michigan and Illinois in which Old Kent subsidiaries are located and the areas immediately surrounding those communities. As of December 31, 1993, Old Kent and its subsidiaries served these markets through 213 banking offices located in and around those communities. Old Kent Bank and Trust Company, which has its headquarters in Grand Rapids, Michigan, accounted for 42% of total deposits and 45% of total loans of Old Kent and its subsidiaries on a consolidated basis as of December 31, 1993.

          The principal source of revenues for Old Kent is interest and fees on loans, which accounted for 51.9% of total revenues in 1993, 53.5% in 1992, and 61.4% in 1991. Interest on securities is also a significant source of revenue, accounting for 28.9% of total revenues in 1993, 29.7% in 1992, and 23.4% in 1991.

          Old Kent has had no foreign loans at any time during the last five years. The foreign activities of the Corporation primarily involve time deposits with banks and placements for domestic customers of the banks. These activities did not significantly impact the Corporation's financial condition or results of operations. More detailed information concerning foreign activities is contained in Note 20 to the consolidated financial statements in Item 8 of this report.

          Effective January 1, 1993, Old Kent acquired University Financial Corporation, a one thrift holding company, headquartered in Elgin, Illinois. The acquisition was effected by a merger of University Financial Corporation with an Old Kent subsidiary corporation. As part of the transaction, the thrift merged with and into Old Kent Bank (Illinois). At



                                    -3-
the effective date, University Financial Corporation had assets totaling approximately $275 million dollars on a consolidated basis with its thrift subsidiary having deposits of approximately $198 million. The bank merger gave Old Kent Bank new branches in Elgin, Dundee, and Hampshire, Illinois.

          On March 1, 1994, Old Kent acquired Princeton Financial
Corp. ("Princeton"). Princeton is a mortgage company headquartered in Orlando, Florida. It conducts a traditional mortgage lending business, originating and servicing one- to four-family residential mortgage loans. Princeton has both retail and wholesale mortgage operations. Its retail operations are conducted through its headquarters in Orlando and 13 satellite offices, all of which are located in Florida. Princeton's wholesale operations are conducted from Princeton's headquarters. For Princeton's fiscal year ended March 31, 1993, Princeton closed approximately $550 million in mortgages through its retail and wholesale operations. At December 31, 1993, Princeton had assets of $65.1 million and stockholders' equity of $5.4 million.

          The respective boards of directors of Old Kent and EdgeMark Financial Corporation ("EdgeMark") have approved an Agreement and Plan of Merger dated as of November 1, 1993 (the "Plan of Merger"). Under the Plan of Merger, EdgeMark will be merged with and into Old Kent - Illinois, Inc., a wholly owned subsidiary of Old Kent. EdgeMark stockholders will receive shares of common stock of Old Kent having an aggregate value of approximately $62 million. The affirmative vote of the holders of a majority of the outstanding shares of EdgeMark common stock is required to adopt the Plan of Merger. The transaction is subject to shareholder approval, regulatory approvals and other conditions.

          EdgeMark is a bank holding company located in Chicago, Illinois. At December 31, 1993, EdgeMark had, on a consolidated basis, assets of $534 million, deposits of $469 million, a net loan portfolio of $350 million and stockholders' equity of $41 million. EdgeMark owns all the stock of five commercial banks located in Chicago, Countryside, Lombard, Lockport, and Rosemont, Illinois, that operate eight banking offices in six Illinois communities. EdgeMark and its subsidiaries are engaged in the commercial banking and trust business and other related activities. The principal market for the financial services offered by EdgeMark and its subsidiaries is downtown Chicago and the surrounding metropolitan area. It is anticipated that EdgeMark's subsidiary banks in Chicago, Countryside, Lombard, and Rosemont will be consolidated with Old Kent Bank after the merger is completed.

          The business of banking is highly competitive. In addition to competition from other commercial banks, banks face significant competition from nonbank financial institutions. Savings associations compete aggressively with commercial banks for deposits and loans. Credit unions and finance companies are significant factors in the consumer loan market. Insurance companies, investment firms and retailers are significant competitors for some types of business. Banks compete for deposits with a



                                    -4-
broad spectrum of other types of investments such as mutual funds, debt securities of corporations and debt securities of the federal government, state governments and their respective agencies. The principal methods of competition for financial services are price (interest rates paid on deposits, interest rates charged on borrowings and fees charged for services) and service (convenience and quality of services rendered to customers).

          Banks and bank holding companies are extensively regulated. Old Kent's subsidiary banks are chartered under state law and are supervised and regulated by the Federal Deposit Insurance Corporation ("FDIC") and either the Financial Institutions Bureau of the State of Michigan or the Commissioner of Banks and Trust Companies of the State of Illinois. Some of the banks are members of the Federal Reserve System and are supervised, examined and regulated by the Federal Reserve System. Deposits of all of the banks are insured by the FDIC to the extent provided by law.

          Federal and state laws which govern banks significantly limit their business activities in a number of respects. Prior approval of the Board of Governors of the Federal Reserve System ("Federal Reserve Board"), and in some cases various other governing agencies, is required for Old Kent to acquire control of any additional banks. The business activities of Old Kent and its subsidiaries are limited to banking and to other activities which are determined by the Federal Reserve Board to be closely related to banking.

          Old Kent is a legal entity separate and distinct from its subsidiary banks and other subsidiaries. Transactions between Old Kent's subsidiary banks are significantly restricted. There are legal limitations on the extent to which Old Kent's subsidiary banks can lend or otherwise supply funds to Old Kent or certain of its affiliates. In addition, payment of dividends to Old Kent by subsidiary banks is subject to various state and federal regulatory limitations. Federal and state banking laws and regulations place certain restrictions on the amount of dividends and loans a bank may make to its parent company.

          Federal law contains a "cross-guarantee" provision which could result in insured depository institutions owned by Old Kent being assessed for losses incurred by the FDIC in connection with assistance provided to, or the failure of, any other insured depository institution owned by Old Kent. Under Federal Reserve Board policy, Old Kent is expected to act as a source of financial strength to each subsidiary bank and to commit resources to support each subsidiary bank. Under federal law, the FDIC also has authority to impose special assessments on insured depository institutions to repay FDIC borrowings from the United States Treasury or other sources and to establish semiannual assessment rates on Bank Insurance Fund ("BIF") member banks so as to maintain the BIF at the designated reserve ratio defined in the law.





                                    -5-
          Banks are subject to a number of federal and state laws and regulations which have a material impact on their business. These include, among others, state usury laws, state laws relating to fiduciaries, the Truth In Lending Act, the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Expedited Funds Availability Act, the Community Reinvestment Act, electronic funds transfer laws, redlining laws, antitrust laws, environmental laws and privacy laws. The instruments of monetary policy of authorities such as the Federal Reserve Board may influence the growth and distribution of bank loans, investments and deposits, and may also affect interest rates on loans and deposits. These policies may have a significant effect on the operating results of banks.

          The nature of the business of Old Kent's subsidiaries is such that they hold title, on a temporary or permanent basis, to a number of parcels of real property. These include property owned for branch offices and other business purposes as well as properties taken in or in lieu of foreclosure to satisfy loans in default. Under current state and federal laws, present and past owners of real property are exposed to liability for the cost of clean up of contamination on or originating from such properties, even if they are wholly innocent of the actions which caused the contamination. Such liabilities can be material and can exceed the value of the contaminated property.

          Old Kent is authorized to acquire subsidiary banks in any state in which state laws permit such acquisitions. Out-of-state bank holding companies in any state are permitted to acquire banks located in Michigan and Illinois if the laws of the state in which the out-of-state bank holding company is located authorize a bank holding company located in Michigan or Illinois to acquire ownership of banks in that state on a reciprocal basis.

          In the aggregate, Old Kent and its subsidiaries had approximately 4,745 employees at December 31, 1993. Old Kent and its subsidiaries are equal opportunity employers whose affirmative action programs comply with applicable federal laws and executive orders.


















                                    -6-
          The following table lists Old Kent's operating subsidiaries as of December 31, 1993:

Banking Affiliates
                                                          Balance December 31, 1993 (in millions)
                                                          Assets   Deposits     Loans      Equity

Old Kent Bank and Trust Company (Grand Rapids, MI)       $4,232.9   $3,343.6   $2,477.5   $ 266.3

Old Kent Bank - Illinois (Elmhurst/Chicago, IL)           1,489.9    1,181.8      694.2     112.0

Old Kent Bank - Southwest (Kalamazoo, MI)                 1,263.3    1,048.0      642.0      80.7

Old Kent Bank - Grand Traverse (Traverse City, MI)          425.6      350.7      235.7      26.5

Old Kent Bank - Central (Owosso, MI)                        408.6      340.5      227.2      27.5

Old Kent Bank - East (Brighton, MI)                         369.4      331.0      122.7      30.8

Old Kent Bank of Grand Haven (Grand Haven, MI)              343.1      299.9      265.3      22.8

Old Kent Bank of Holland (Holland, MI)                      297.5      266.0      226.7      19.6

Old Kent Bank - Southeast (Trenton, MI)                     271.3      248.3       71.1      17.7

Old Kent Bank of Gaylord (Gaylord, MI)                      159.5      147.2       87.6      10.4

Old Kent Bank of Petoskey (Petoskey, MI)                    147.4      133.9      114.7       9.3

Old Kent Bank of Big Rapids (Big Rapids, MI)                122.4      113.7       68.7       8.1

Old Kent Bank of Cadillac (Cadillac, MI)                    111.4       99.7       71.5       7.3

Old Kent Bank of St. Johns (St. Johns, MI)                  102.2       91.6       76.2       6.3

Old Kent Bank of Hillsdale (Hillsdale, MI)                   99.2       91.5       62.2       6.3

Old Kent Bank of Ludington (Ludington, MI)                   82.3       68.3       39.3       5.2













                                    -7-

Non-Banking Affiliates

Hartger & Willard Mortgage Associates, Inc. (Grand Rapids, MI)

Old Kent Brokerage Services, Inc. (Grand Rapids, MI)

Old Kent Financial Life Insurance Company (Grand Rapids, MI)

Old Kent Mortgage Company (Grand Rapids, MI)

Vanguard Financial Service Corp. (Lombard, IL)


The statistical information on the following pages further describes certain aspects of the business of the registrant.



































                                    -8-
DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDER'S EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

Average Consolidated Balance Sheets
                                                  1993                          1992                             1991
                                    Average              Average     Average            Average     Average               Average
                                    Balance     Interest  Rate       Balance   Interest   Rate      Balance    Interest    Rate
Average Assets
 Loans (1) (2)                    $5,166,933   $420,702   8.14%   $4,966,622   $438,379   8.83%   $5,173,142   $533,522    10.31%
 Taxable securities                3,070,845    222,678   7.25     2,854,410    230,082   8.06     2,165,169    188,657     8.71
 Tax-exempt securities (2)           188,218     15,940   8.47       190,162     17,709   9.31       210,379     19,586     9.31
 Interest-earning deposits:
    Domestic                          10,590        575   5.43        11,918        813   6.82        10,269        801     7.80
    Foreign                           61,027      3,387   5.55        51,825      3,387   6.54       100,804      8,224     8.16
 Federal funds sold and resale
    agreements                        72,188      2,249   3.12        70,339      2,659   3.78        90,710      5,045     5.56
 Trading account securities(2)        57,138      1,927   3.37        57,552      2,333   4.05        48,260      2,889     5.99
    Total earning assets           8,626,939    667,458   7.74     8,202,827    695,362   8.48     7,798,733    758,724     9.73
 Allowance for credit losses        (131,474)                       (101,790)                        (78,095)
 Cash and due from banks             377,850                         350,906                         333,622
 Other Assets                        380,318                         309,968                         292,848
    Total Assets                  $9,253,633                      $8,761,913                      $8,347,108
Average Liabilities and
 Shareholders' Equity:
 Savings Deposits                 $3,030,380   $ 78,063   2.58%   $2,761,215   $ 91,669   3.32%   $2,387,584   $115,757     4.85%
 Time Deposits:
    Negotiable                     1,059,313     35,862   3.39       909,757     37,932   4.17       917,813     59,169     6.45
    Foreign                          210,916      6,862   3.25       222,605      8,328   3.74       101,322      6,015     5.94
    Other time                     2,318,061    110,704   4.78     2,487,137    139,650   5.61     2,743,162    193,712     7.06
      Total interest-bearing
      deposits                     6,618,670    231,491   3.50     6,380,714    277,579   4.35     6,149,881    374,653     6.09
 Federal funds purchased and
    repurchase agreements            452,296     12,796   2.83       565,072     18,464   3.27       425,843     22,418     5.26
 Other borrowed funds                272,838      8,729   3.20       115,717      4,131   3.57       124,075      6,739     5.43
 Long-term debt                        2,994        264   8.82        31,176      1,412   4.53        77,644      5,999     7.73
    Total interest-bearing funds   7,346,798    253,280   3.45     7,092,679    301,586   4.25     6,777,443    409,809     6.05
 Demand deposits                   1,024,964                         905,941                         859,015
 Other liabilities                   113,710                          79,463                          72,544
 Shareholders' equity                768,161                         683,830                         638,106
    Total Liabilities and
    Shareholders' Equity          $9,253,633                      $8,761,913                      $8,347,108
    Fully Taxable - Equivalent
      Net Interest Income                     $ 414,178   4.29%                $393,776   4.23%                $348,915     3.68%
    Net Interest Income as a
      Percentage of Average
      Earning Assets                                      4.80%                           4.80%                             4.47%

Percentage of Total Assets:
 Foreign Assets                         .66%                              .59%                          1.21%
 Foreign Liabilities                   2.28%                             2.54%                          1.21%

                                    -9-

(1)   Loan fees are included in interest income and are used to calculate average rates earned.
      Non-accrual loans are included in the average loan balances.
(2)   Yields are computed on a fully taxable-equivalent basis using a federal tax rate of 35% for
      1993, and 34% for prior years.















































                                    -10-
The changes in Old Kent's interest income and expense related to changes in balance sheet volume as well as to changes in interest rates appears in the following table:

                                         1993 Compared to 1992                               1992 Compared to 1991
                                          Increase (Decrease)*                                Increase (Decrease)*
                                  Change in                                      Change in
(fully taxable-equivalent,         Income/        Due to          Due to          Income/            Due to             Due to
in thousands)                     Expenses        Volume           Rate          Expenses            Volume              Rate
Interest-Earning Assets:
  Loans                           ($17,677)       $17,315        ($34,992)      ($ 95,143)          ($20,702)         ($ 74,441)
  Taxable securities                (7,404)        16,702         (24,106)         41,425             56,360            (14,935)
  Tax-exempt securities             (1,769)          (180)         (1,589)         (1,877)            (1,877)                --
  Interest-earning deposits:
   Domestic                           (238)           (84)           (154)             12                120               (108)
   Foreign                              --            554            (554)         (4,837)            (3,434)            (1,403)
  Federal funds sold and
   resale agreements                  (410)            68            (478)         (2,386)              (984)            (1,402)
  Trading account securities          (406)           (17)           (389)           (556)               491             (1,047)
  Change in Interest Income        (27,904)        34,358         (62,262)        (63,362)            29,974            (93,336)

Interest-Bearing Liabilities:
  Savings deposits                 (13,606)         8,294         (21,900)        (24,088)            16,238            (40,326)
  Time deposits:
   Negotiable                       (2,070)         5,670          (7,740)        (21,237)              (515)           (20,722)
   Foreign                          (1,466)          (419)         (1,047)          2,313              5,171             (2,858)
   Other                           (28,946)        (9,113)        (19,833)        (54,062)           (16,891)           (37,171)
  Federal funds purchased and
   repurchase agreements            (5,668)        (3,385)         (2,283)         (3,954)             6,024             (9,978)
  Other borrowed funds               4,598          5,068            (470)         (2,608)              (429)            (2,179)
  Long-term debt                    (1,148)        (1,867)            719          (4,587)            (2,711)            (1,876)
  Change in Interest Expense       (48,306)         4,248         (52,554)       (108,223)             6,887           (115,110)
  Change in Net Interest Income    $20,402        $30,110        ($ 9,708)       $ 44,861            $23,087            $21,774

*The change in interest due to both volume and rate has been allocated between the factors in proportion to the relationship of the absolute dollar amounts of the change in each.














                                    -11-
INVESTMENT PORTFOLIO

          The amortized cost of securities held-to-maturity and securities available-for-sale as of the dates indicated are summarized as follows (in thousands of dollars):

                                                                 December 31,
                                                 1993                1992                1991

U.S. Treasury and federal agencies           $1,962,248          $1,665,473          $1,366,879
States and political subdivisions               204,685             196,139             206,335
Mortgage-backed securities                    1,385,010           1,134,101           1,103,071
Other securities                                 15,389              11,736              15,893

Total securities                             $3,567,332          $3,007,449          $2,692,178



































                                    -12-
INVESTMENT PORTFOLIO (continued)

          The following table shows, by class of maturities as of December 31, 1993, the amounts and weighted average yields of securities held-to-maturity and securities available-for-sale:

                                                                               MATURING
                                                                 After One but            After Five but
                                        Within One Year        Within Five Years         Within Ten Years      After Ten Years
                                       Amount     Yield       Amount        Yield       Amount     Yield      Amount      Yield
                                                                       (Dollars in Thousands)

U.S. Treasury and other U.S. govern-
ment agencies and corporations         $289,369    5.46%      $1,421,917     6.99%     $249,203     6.67%     $  1,759      8.46%

States and other political
subdivisions(3)                          70,694    5.69           77,265     9.57        39,206     9.40        17,520     10.18

Other Securities                          1,569    8.75            1,615     5.62             0       --        12,205        --

Total                                  $361,632    5.52%      $1,500,797     7.12%     $288,409     7.04%     $ 31,484      6.14%

NOTES:    (1)  The effective yields are weighted for the scheduled maturity of each security and weighted average yields are calculated on the basis of par value.

          (2)  Mortgage-backed securities of $1,385,010, having a weighted average yield of 6.32% at
               December 31, 1993, are not included in the table shown above.

          (3)  Weighted average interest rates have been computed on a fully taxable equivalent basis.  The rates shown on securities issued by states and political subdivisions have been restated, assuming a 35% tax rate.  The amount of the adjustment, due to restating the rates, is as follows:

                                 Tax-Exempt               Rate of Taxable
                                   Rate      Adjustment  Equivalents Basis

                Under 1 Year        3.70%       1.99%           5.69%
                1 to 5 Years        6.22        3.35            9.57
                5 to 10 Years       6.11        3.29            9.40
                Over 10 Years       6.62        3.56           10.18

                Total               5.45%       2.93%           8.38%

          (4)  The aggregate book value of the securities of no single issuer except the U.S.
               Government exceeds 10 percent of Old Kent's consolidated shareholders' equity.




                                    -13-

LOAN PORTFOLIO

          For the period from January 1, 1989, to December 31, 1993, Old Kent had no foreign loans outstanding.

          The following table presents the amount of loans outstanding at the indicated dates according to the type of loan:

                                                                             December 31,
                                                1993             1992             1991             1990               1989
                                                                   (In Thousands of Dollars)
Domestic Loans -
Commercial, financial and agricultural       $1,351,693       $1,210,477       $1,227,273       $1,603,025         $1,909,274

Real estate-construction                        136,565          177,373          181,163          141,710            135,483

Real estate-mortgage                          2,823,803        2,556,837        2,727,739        2,577,625          2,036,802

Installment                                   1,124,415          916,376          934,248          954,745            947,699

Lease financing                                  55,108           46,566           40,946           40,893             40,674

Total domestic loans                         $5,491,584       $4,907,629       $5,111,369       $5,317,998         $5,069,932



























                                    -14-
LOAN PORTFOLIO (continued)

          The following table shows the maturity of loans (excluding residential mortgages of 1-4 family residences, installment loans and lease financing) outstanding at December 31, 1993. Also provided are the amounts due after one year classified according to their sensitivity to changes in interest rates.

                                                    Due in One              Due in One         Due After
                                                   Year or Less           to Five Years        Five Years
                                                                    (In Thousands of Dollars)
Commercial, financial and agricultural              $  797,061             $  490,861          $  63,771

Real estate-construction                                92,032                 40,628              3,905

Real estate-non-residential                            370,090                727,506             70,383

Total                                               $1,259,183             $1,258,995          $ 138,059

Loans due after one year:
With fixed rates                                                           $  830,634          $  81,774
With floating rates                                                           428,361             56,285
Total                                                                      $1,258,995          $ 138,059



























                                    -15-
LOAN PORTFOLIO (continued)

          The following table summarizes nonaccrual, past due and restructured loans at the dates indicated:

                                                                                      December 31,
                                                            1993           1992          1991          1990           1989
                                                                                (In Thousands of Dollars)

          (A)  Nonaccrual loans                           $53,330        $75,878        $92,647       $93,259        $55,429

          (B)  Accruing loans past due 90 days or more      9,038          9,859         11,064        13,145         12,073

          (C)  Restructured loans                           5,426          2,288          4,226         5,912          5,476


          At December 31, 1993, the Company had $77,247,000 in domestic commercial loans for which payments are presently current, but the borrowers are currently experiencing severe financial difficulties. Those loans are subject to constant management attention and their classification is reviewed on a monthly basis.

          Additional information with respect to nonaccrual and restructured loans at December 31, 1993, is as follows:

          Interest income which would have been recorded under original terms   $5,410,000
          Interest income recorded during the period                            $1,107,000

          Loan performance is reviewed regularly by loan review personnel, loan officers and senior management. Loans are placed on nonaccrual status when principal or interest is past due 90 days or more and the loan is not well-secured and in the process of collection, or when reasonable doubt exists concerning collectibility of interest or principal. Any interest previously accrued but not collected is reversed and charged against current earnings.












                                    -16-
LOAN PORTFOLIO (continued)

          Foreign Outstandings: A summary of significant foreign outstandings for the three years ended December 31, 1993, is as follows:

                                                  Outstandings to Foreign

                                     Banks and                             Percent
                                  other financial                         of total
                                  institutions(1)          Total           assets
                                                  (Dollars in Thousands)
          At December 31, 1993
            All Countries(2)         $ 21,992            $ 21,992           .22%

          At December 31, 1992
            All Countries(2)         $ 56,427            $ 56,427           .65%

          At December 31, 1991
            All Countries(2)         $110,785            $110,785          1.26%

(1)  All foreign outstandings at the dates indicated were to banks and other financial institutions.
     These consist primarily of interest-earning deposits with foreign banks and foreign branches of
     U.S. banks.

(2)  Outstandings in each unnamed country were less than .75% of Old Kent's total assets.
























                                    -17-
SUMMARY OF LOAN LOSS EXPERIENCE

          The following table summarizes loan balances at the end of each period and daily averages; changes in the allowance for credit losses arising from loans charged off and recoveries on loans previously charged off, by loan category; and additions to the allowance which have been charged to expense:

                                                                          Year Ended December 31,
                                                     1993            1992         1991           1990             1989
                                                                         (In Thousands of Dollars)
Amount of loans outstanding at end
of period (net of unearned interest)              $5,491,584     $4,907,629     $5,111,369     $5,317,998      $5,069,932

Daily average amount of loans outstanding
for the period (net of unearned interest)         $5,166,933     $4,966,622     $5,173,142     $5,186,627      $4,927,935

Balance of allowance for credit
losses at beginning of period                     $  120,790        $87,025        $73,080        $64,769         $57,296

Allowances of purchased entities                       2,105             --             --             --              --

Allowances of sold entities                               --             --             --             --            (432)

Loans charged off:
Commercial, financial and
agricultural                                           7,657         15,930         13,953         14,241          12,552
Real estate-construction                               1,198            500            570             --             556
Real estate-mortgage                                   7,879         10,007          8,410          6,832             737
Installment                                            7,092          8,318          9,889          8,579           7,935
Lease Financing                                        1,007            834            954          1,134             836
Total loans charged off                               24,833         35,589         33,776         30,786          22,616


















                                    -18-
SUMMARY OF LOAN LOSS EXPERIENCE (continued)

                                                                           Year Ended December 31,
                                                       1993            1992          1991          1990           1989
                                                                          (In Thousands of Dollars)
Recoveries of loans previously charged off:
Commercial, financial and
agricultural                                          $3,246         $5,618         $3,844        $3,989         $3,507
Real estate-construction                                  76            122             79             5             --
Real estate-mortgage                                   2,416          2,577            984           321            275
Installment                                            2,721          2,932          2,780         2,593          2,161
Lease Financing                                          207            393            222            92            468
Total recoveries                                       8,666         11,642          7,909         7,000          6,411
Net loan charge-offs                                  16,167         23,947         25,867        23,786         16,205

Additions to allowance charged
to operating expense (1)                              33,997         57,712         39,812        32,097         24,110

Allowance at end of period                          $140,725       $120,790        $87,025       $73,080        $64,769
Ratio of net charge-offs during
period to average loans outstanding                     .31%          0.48%          0.50%         0.46%          0.33%

(1)  The provision for credit losses charged to expense is based on credit loss experience and such other factors as, in management's judgment, deserve current recognition in maintaining an adequate allowance for credit losses.  These other factors include, but are not limited to, a review of current economic conditions as they relate to loan collectibility and reviews of specific loans to evaluate their collectibility.  Loan performance is reviewed regularly by loan review personnel, loan officers and senior management.  The allowance for credit losses is established by charges to operations based on management's evaluation of loans, economic conditions and other factors considered necessary to maintain the allowance at a level adequate to absorb probable losses.  The allowance for credit losses is based on estimates, and ultimate losses may vary from the current estimates.  These estimates are reviewed periodically and, as adjustments become necessary, they are reported in earnings in the periods in which they become known.
















                                    -19-
SUMMARY OF LOAN LOSS EXPERIENCE (continued)

          The allowance for credit losses has been allocated according to the amount deemed to be reasonably necessary to provide for the probable losses being incurred within the following categories at the dates indicated:

                     December 31, 1993     December 31, 1992    December 31, 1991    December 31, 1990     December 31, 1989
                               Percent               Percent              Percent               Percent              Percent
                               of Loans              of Loans             of Loans              of Loans             of Loans
                                  in                    in                   in                    in                   in
                               Category              Category             Category              Category             Category
                               to Total              to Total             to Total              to Total             to Total
                    Allowance    Loans    Allowance    Loans  Allowance     Loans    Allowance    Loans   Allowance     Loans
                                                                    (Dollars in Thousands)
Commercial,
financial and
agricultural          $45,000     24.6%     $40,000     24.7%    $33,000     24.0%     $28,000     30.0%    $27,000      37.6%

Real estate-
construction            3,000      2.5        3,000      3.6       2,000      3.5        1,500      2.7       1,000       2.7

Real estate-
mortgage               35,000     51.4       30,000     52.1      21,000     53.4       15,000     48.5       8,500      40.2

Installment            26,000     20.5       16,000     18.7      12,500     18.3       12,000     18.0      10,000      18.7

Lease Financing           900      1.0          860      0.9         725      0.8          700      0.8         600       0.8

Not allocated          30,825      n/a       30,930      n/a      17,800      n/a       15,880      n/a       17,669      n/a

                     $140,725      100%    $120,790      100%    $87,025      100%     $73,080      100%     $64,769      100%

















                                    -20-
DEPOSITS

          The daily average amounts of deposits and rates paid on such deposits for the periods indicated are:

                                                                Years Ended December 31,
                                                1993                      1992                     1991
                                         Amount       Rate        Amount       Rate        Amount         Rate
                                                                 (Dollars in Thousands)
In Domestic Offices:
Non-interest-bearing demand deposits  $1,024,964                $  905,941               $  859,015
Savings deposits                       3,030,380      2.58%      2,761,215     3.32%      2,387,584       4.85%
Time deposits                          3,377,374      4.34       3,396,894     5.22       3,660,975       6.91

In Foreign Office:
Time deposits                            210,916      3.25         222,605     3.74         101,322       5.94

Total                                 $7,643,634                $7,286,655               $7,008,896


The time remaining until maturity of time deposits (all of which are time certificates of deposit) of $100,000 or more at December 31, 1993, is as follows:

                                        Time Certificates
                                            of Deposit
                                      (Dollars in Thousands)

          3 months or less                 $  897,202
          Over 3 through 6 months             109,776
          Over 6 through 12 months             46,450
          Over 12 months                       63,619

             Total                         $1,117,047


Time deposits in the foreign office are all in amounts of $100,000 or more.









                                    -21-

RETURN ON EQUITY AND ASSETS
                                                1993           1992           1991

Return on average common equity                16.65%         16.25%         14.57%
Return on average total equity                 16.65          16.25          14.57
Return on average assets                        1.38           1.27           1.11
Average total equity to average total assets    8.30           7.80           7.64
Dividend payout ratio                           34.1           33.3           35.6

SHORT-TERM BORROWED FUNDS

          Short-term borrowed funds consist of bank notes, federal funds purchased and securities sold under agreements to repurchase, and treasury tax and loan demand notes. The following amounts and rates applied during the last three years:

                           Federal Funds Purchased and Securities
                            Sold Under Agreements to Repurchase:                 Aggregate Short-Term Borrowings
                              1993         1992            1991                 1993           1992         1991
                                    (Dollars in Thousands)                           (Dollars in Thousands)
Amounts outstanding
   at year-end             $484,658      $481,339        $509,979             $958,295      $627,161       $695,405
Average amount
   outstanding
   during year             $452,296      $565,072        $425,843             $725,134      $680,789       $549,917
Maximum amount
   outstanding at
   any month-end           $529,327      $693,227        $549,143             $958,295      $800,179       $695,405
Weighted average
   interest rate
   at year-end                 2.77%         2.88%           3.86%                2.96%         2.85%          3.91%
Weighted average
   interest rate
   during year                 2.83%         3.27%           5.26%                2.97%         3.32%          5.30%

          The weighted average interest rates are derived by dividing the interest expense for the period by the daily average balance during the period.









                                    -22-
Item 2.  Properties.

          The executive offices of Old Kent and the main office of Old Kent Bank and Trust Company are located in an office complex in downtown Grand Rapids, Michigan. This complex consists of two interconnected buildings, including a 10-story office building. Approximately 65% of the 281,000 square feet of space in the complex is occupied by Old Kent and Old Kent Bank and Trust Company. The balance is leased to others for terms of varying lengths.

          Old Kent's operations center is housed in two buildings located near Grand Rapids. The two buildings, which have a total of 340,000 square feet, are owned by Old Kent Bank and Trust Company.

          Banking offices of Old Kent Bank (Illinois) in Chicago, Illinois, are located in space leased in the Sears Tower in Chicago, Illinois. The leased premises consist of approximately 25,000 square feet on the street, concourse and mezzanine levels of the building.

          Old Kent's subsidiary banks conduct business from a total of 213 banking offices. These offices are located in or in the vicinity of the cities in which the banks have their main offices. Of the banking offices, 162 are owned by the banks or their subsidiaries, and 51 are leased from various independent parties for various lease terms.


Item 3.  Legal Proceedings.

          Old Kent's subsidiaries are parties, as plaintiff or defendant, to a number of legal proceedings, none of which is considered material, and all of which arose in the ordinary course of their operations.


Item 4.  Submission of Matters to a Vote of Security Holders.

          Not applicable.

















                                    -23-
Supplemental Item.  Executive Officers of the Registrant.

          Old Kent's executive officers are appointed annually by, and serve at the pleasure of, the Old Kent board of directors. Biographical information concerning executive officers who are not directors or nominated for election to the board of directors is presented below:

          Martin J. Allen, Jr. (age 57) has been secretary of Old Kent since 1986 and a senior vice president of Old Kent since 1985. Prior to that, he served Old Kent in various other executive capacities. Mr. Allen is also a member of Old Kent's Management Committee.

          David A. Dams (age 41) has been an executive vice president of Old Kent Bank and Trust Company since 1986. Prior to that, he served Old Kent in various other executive capacities. Mr. Dams is also a member of Old Kent's Management Committee and a director of Old Kent Financial Life Insurance Company, an Old Kent subsidiary.

          E. Philip Farley (age 54) has been an executive vice president of Old Kent Bank and Trust Company since 1987. Prior to that, he served Old Kent in various other executive capacities. Mr. Farley is also a member of Old Kent's Management Committee.

          Ralph W. Garlick (age 57) has been an executive vice president-senior credit officer of Old Kent since 1989. He was an executive vice president of Old Kent Bank and Trust Company from 1984 until 1989. Prior to that, he served Old Kent in various other executive capacities. Mr. Garlick is also a member of Old Kent's Management Committee.

          Richard L. Haug (age 54) has been a senior vice president and general auditor of Old Kent since 1986.

          Charles W. Jennings, Jr. (age 54) has been a senior vice president of human resources of Old Kent since 1984. Prior to that, he served Old Kent in various other executive capacities. Mr. Jennings is also a member of Old Kent's Management Committee.

          Kevin T. Kabat (age 37) has been a senior vice president and manager of corporate operations and technology of Old Kent since 1993. He was a senior vice president and manager of corporate operations from 1990 until 1993, and a vice president and director of human resources of Old Kent Bank and Trust Company from 1986 until 1990. Prior to that, he served Old Kent in various other executive capacities. Mr. Kabat is also a member of Old Kent's Management Committee.




                                    -24-
          David L. Kerstein (age 50) became an executive vice president, retail banking, of Old Kent and Old Kent Bank and Trust Company in 1992. Prior to that, he was a senior vice president of Bank One (Texas), a bank, from 1990 until 1992, and a senior vice president of Citibank FSB (Chicago), a bank, from 1987 until 1990. Mr. Kerstein is also a member of Old Kent's Management Committee.

          Leigh I. Sherman (age 45) has been a senior vice president and marketing director of Old Kent since 1989. He was formerly a senior vice president and marketing director of American Security Bank for over 5 years. Mr. Sherman is also a member of Old Kent's Management Committee.

          Robert H. Warrington (age 46) has been president of Old Kent Mortgage Company, an indirect subsidiary of Old Kent, since 1993. He was a senior vice president of Old Kent Bank and Trust Company from 1988 until 1993. Prior to that, he served Old Kent in various other executive capacities. Mr. Warrington is also a director of Old Kent Mortgage Company, president and a director of Old Kent Mortgage Services Inc., Chairman of the Board and a director of Princeton Financial Corporation, and a member of Old Kent's Management Committee.

          Thomas D. Wisnom (age 55) has been an executive vice president of Old Kent since 1985. Prior to that, he served Old Kent in various other executive capacities. Mr. Wisnom is also a member of Old Kent's Management Committee and is also Chairman of the Board, President and Chief Executive Officer of Old Kent Bank-Southeast.

          Richard W. Wroten (age 41) has been an executive vice president and chief financial officer of Old Kent since September 1991. From 1989 until 1991 he was an executive vice president and chief financial officer of First City Bancorporation of Texas, Inc., a bank holding company, and chief financial officer and a director of First City, Texas-Houston N.A., a commercial bank. 1 Until 1989, Mr. Wroten was a partner of Arthur Andersen & Co., an accounting firm. Mr. Wroten is also a member of Old Kent's Management Committee and a director of Old Kent Financial Life Insurance Company and Old Kent Mortgage Company, Old Kent subsidiaries.

________________________________

     1 On October 30, 1992, over a year after Mr. Wroten joined Old Kent, First City, Texas-Houston N.A. was placed in Federal Deposit Insurance Corporation receivership by bank regulators, and an involuntary, but uncontested, petition was filed placing First City Bancorporation of Texas, Inc., into a proceeding under Chapter 11 of the Federal Bankruptcy Code.


                                    -25-

                                    PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
Matters.

          Old Kent has paid regular cash dividends every quarter since it was organized as a bank holding company in 1972. The following table summarizes the quarterly cash dividends paid to shareholders of common stock during the last two years, adjusted for a three-for-two stock split paid in September of 1992:

                   Quarter        1993            1992

                     1st         $  26          $.20 2/3
                     2nd           .26           .20 2/3
                     3rd           .26           .23
                     4th           .29           .26
                     Total       $1.07          $.90 1/3

          The earnings of Old Kent's subsidiary banks are the principal source of funds to pay cash dividends. Consequently, cash dividends are dependent upon the earnings, capital needs, regulatory constraints and other factors affecting each individual bank. Based on the projected earnings and liquidity, management expects the Corporation to declare and pay regular quarterly cash dividends on its common shares in 1994.

          Old Kent Common Stock is traded over the counter and is quoted in the NASDAQ National Market System under the symbol OKEN. The following table sets forth the range of bid prices quoted on the National Market System for Old Kent Common Stock for the periods indicated, adjusted for a three-for-two stock split paid September 15, 1992. These quotations reflect inter-dealer prices, without retail mark-up, mark-downs or commission and may not necessarily represent actual transactions.

          Period               1993                1992
                           Low      High       Low       High
          First Quarter   $32.63   $37.38     $22.50    $27.33
          Second Quarter   30.38    37.50      25.17     28.67
          Third Quarter    32.25    35.38      26.75     30.25
          Fourth Quarter   29.75    35.63      26.25     34.25

As of February 28, 1994, there were 39,469,389 shares of Old Kent Common Stock issued and outstanding, held by approximately 12,800 holders of record.





                                    -26-

Item 6.  Selected Financial Data.

(Dollars in thousands,
except per share data)              1993             1992             1991              1990            1989
For the Year
Net interest income              $  406,740      $  385,608        $  339,198        $  311,253     $  289,630
Provision for credit losses          33,997          57,712            39,812            32,097         24,110
Net income                          127,902         111,091            92,981            87,476         85,397
Cash dividends                       43,380          36,413            31,492            29,041         27,761

Average for the Year
Assets                           $9,253,633      $8,761,913        $8,347,108        $7,975,849     $7,984,582
Deposits                          7,643,634       7,286,655         7,008,896         6,716,032      6,679,455
Loans                             5,166,933       4,966,622         5,173,142         5,186,627      4,927,935
Total interest-earning assets     8,626,939       8,202,828         7,798,733         7,413,607      7,396,173
Long-term debt                        2,994          31,176            77,644            83,313         89,530
Shareholders' equity                768,161         683,830           638,106           585,997        567,191

At Year-end
Assets                           $9,855,704      $8,698,574        $8,826,139        $8,205,041     $8,127,210
Deposits                          7,971,152       7,253,540         7,313,979         6,960,865      6,780,206
Loans                             5,491,584       4,907,629         5,111,369         5,317,998      5,069,932
Long-term debt                        1,215          16,217            74,734            80,937         87,550
Shareholders' equity                812,767         726,277           672,610           607,636        600,102

Per Common Share** (in dollars)
Net income:
  Primary                         $    3.14       $     2.75        $    2.31        $     2.19      $    2.15
  Fully diluted                        3.14             2.71             2.21              2.08           1.93
Cash dividends                         1.07              .90 1/3          .78 2/3           .72 1/3        .63 2/3
Book value at year-end:
  Primary                         $   20.05       $    17.96        $   16.75        $    15.22      $   14.93
  Fully diluted                       20.05            17.96            16.74             15.21          14.05
Dividend payout ratio                  34.1%            33.3%            35.6%             34.8%          33.0%

Performance Measurements
Return on average common equity       16.65%           16.25%           14.57%            14.96%         15.29%
Return on average total equity        16.65            16.25            14.57             14.93          15.06
Return on average assets               1.38             1.27             1.11              1.10           1.07
Average total equity to average
  assets                               8.30             7.80             7.64              7.35           7.10
Yield on average interest-earning
  assets                               7.74             8.48             9.73             10.54          10.64
Cost of average interest-bearing
  liabilities                          3.45             4.25             6.05              7.13           7.55
Net interest spread                    4.29             4.23             3.68              3.41           3.09
Net interest margin                    4.80             4.80             4.47              4.36           4.10




                                    -27-
Capital Ratios at Year-end
Equity to assets                       8.25%            8.35%            7.62%             7.41%          7.38%
Tangible equity to tangible assets     7.78             7.83             7.06              6.80           6.74
Risk-based capital ratio - Tier 1     12.73            12.82            11.11              9.59           9.75
Risk-based capital ratio -
  Tiers 1 & 2                         13.99            14.13            13.36             12.21          12.44

Credit Quality Ratios
Credit loss reserve to total loans     2.56%            2.46%            1.70%             1.37%          1.28%
Nonperforming assets to total loans    1.24             1.76             2.16              1.97           1.26
Nonperforming assets to total assets   0.69              .99             1.25              1.28            .79
Credit loss reserve to nonperforming
  assets                                206              140               79                70            101
Net charge-offs to average loans       0.31              .48              .50               .46            .33

__________________________

     **Per share amounts are adjusted for a three-for-two stock split paid September 15,
1992.
































                                    -28-
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

          This financial review presents management's discussion and analysis of financial condition and results of operations. This discussion should be read in conjunction with the consolidated financial statements in
Item 8, the selected financial data in Item 6, and the financial statistical presentation in Item 1.

Overview

          Net income for 1993 was $127.9 million, the highest in Old Kent's twenty-one year history as a bank holding company. This represented a 15.1% increase over net income of $111.1 million for 1992. Fully diluted net income per share was $3.14 for 1993, up by 15.9% over the $2.71 fully diluted net income per share for 1992. Old Kent has reported increases in its annual per share earnings in each of the twenty-one years since the holding company was formed in 1972. Net income has increased at a compound annual growth rate of 10.7% over the last five years, and fully diluted net income per common share has grown at an annual compound rate of 12.4% over that same period.

          Effective with the fourth quarter of 1993, the quarterly cash dividend rate on common stock was increased to $.29 per share. The new annualized rate of $1.16 per share is 11.5% greater than the rate paid in the fourth quarter of 1992. Old Kent has paid increased cash dividends in each of its twenty-one years. The compound annual growth rate for the Corporation's per share dividend payment for the last five years is 12.9% and the dividend payout ratio has averaged 34% over that same period of time.

          Old Kent's corporate culture is geared toward maximizing shareholder value. The graph in the proxy statement which is in part incorporated by reference in this report compares the performance of Old Kent Common Stock with the S&P 500 and the KBW 50 indices. The total return as shown in this graph is measured using both stock price appreciation and the effect of continuous reinvestment of dividend payments. The S&P 500 index includes the performance of five hundred individual stocks selected by Standard & Poor's Corporation to be a representative indicator of a broad base of industries whose stocks are traded and available to the investing public. The KBW 50 index is based upon the stock performance of 50 large banks selected by Keefe, Bruyette & Woods, Inc., specialists in the banking and thrift industries. The total return of the KBW 50 index is calculated in the same manner as the S&P 500 index. Old Kent's stock performance on a total return basis compares favorably with the total return of the broad based S&P 500 index as well as the banking industry specific KBW 50 index. The graph indicates that an initial $100 investment in Old Kent Common Stock on December 31, 1988, would have been worth $232 on December 31, 1993, providing that all quarterly dividends paid within the intervening five year period were



                                    -29-
reinvested in Old Kent Common Stock at the market prices in effect when dividends were paid. This increase in value is equivalent to a compound annual return of 18.4% over those five years for such an investment in Old Kent Common Stock compared to 14.5% for the S&P 500 index and 12.7% for the KBW 50 index.

          The Corporation's return on average total equity in 1993 was 16.65%, up from an equity return of 16.25% for 1992. Old Kent's return on equity has averaged 15.5% over the past five years. Old Kent's return on average assets was 1.38% for 1993 compared to 1.27% in 1992, and has averaged 1.2% over the last five years.

          Steady annual earnings increases have been attributable to balance sheet growth and to increases in non-interest income. Total average interest-earning assets increased by $424 million, or 5.2%, in 1993, and by $404 million, or 5.2%, in 1992. Over the last five years, total average interest-earning assets have increased at a compound annual growth rate of 4.8%. Interest-earning assets primarily consist of securities (defined herein to include those classified as available-for-sale and those classified as held-to-maturity) and loans. Average securities increased by $214 million, or 7%, in 1993, and by $669 million, or 28%, in 1992. In 1993, total loans averaged $5,167 million, up by $200 million, or 4% more than 1992. In 1992, average total loans were $4,967 million, a 4% decrease from 1991. During 1992 and, to a lesser extent, early 1993, loan demand was adversely affected by weaknesses in the national economy. Loan totals were also affected by sales of residential mortgage loans of $1,990 million in 1993, and $1,169 million in 1992.

Summary of Operating Results

          The following is a summary of the major components of the Corporation's operating results for the last five years:

Year ended December 31 (in thousands)       1993          1992         1991         1990        1989
Net interest income                       $406,740      $385,608     $339,198     $311,253    $289,630
Add: taxable adjustment                      7,438         8,168        9,717       11,734      13,617
Taxable equivalent net interest income     414,178       393,776      348,915      322,987     303,247
Provision for credit losses                (33,997)      (57,712)     (39,812)     (32,097)    (24,110)
Other income                               146,790       128,046      113,467      100,972      89,472
Other expenses                            (325,980)     (291,985)    (279,482)    (256,920)   (236,986)
Income taxes, including
 taxable-equivalent adjustment             (73,089)      (61,034)     (50,107)     (47,466)    (46,226)
Net income                                $127,902      $111,091     $ 92,981     $ 87,476    $ 85,397







                                    -30-

          The following table summarizes the relative contribution to fully diluted net income per common share of the various components of net income for the last three years.

Contribution to Fully Diluted Net Income Per Common Share
                                                                             Increase (Decrease)
(FTE - Fully taxable-equivalent amount                                       1993 to     1992 to
per share on a fully diluted basis)         1993       1992       1991       1992        1991
Net interest income - FTE (excluding
 interest on convertible debt)              $9.98      $9.38      $7.95      $ .60       $1.43
Provision for credit losses                  (.83)     (1.40)      (.92)       .57        (.48)
 Net interest income after
  provision for credit losses - FTE          9.15       7.98       7.03       1.17         .95
Trust income                                  .99        .93        .82        .06         .11
Service charges on deposit accounts           .73        .64        .58        .09         .06
Security transactions                         .04        .14        .17       (.10)       (.03)
Gains on sales of residential mortgages       .51        .36        .15        .15         .21
Mortgage servicing revenue                    .23        .15        .12        .08         .03
Other                                        1.10        .89        .79        .21         .10
Total other income                           3.60       3.11       2.63        .49         .48
Adjusted gross income after
provision for credit losses - FTE           12.75      11.09       9.66       1.66        1.43

Salaries and employee benefits              (3.58)     (3.22)     (3.01)      (.36)       (.21)
Occupancy                                    (.55)      (.48)      (.48)      (.07)          -
Equipment                                    (.46)      (.41)      (.39)      (.05)       (.02)
FDIC deposit insurance                       (.40)      (.39)      (.33)      (.01)       (.06)
Nonrecurring charges                         (.04)      (.18)      (.10)       .14        (.08)
Other                                       (2.97)     (2.42)     (2.17)      (.55)       (.25)
Total other expense                         (8.00)     (7.10)     (6.48)      (.90)       (.62)
Income before income taxes - FTE             4.75       3.99       3.18        .76         .81
Applicable income taxes                     (1.61)     (1.28)      (.97)      (.33)       (.31)
Fully diluted net income per common share   $3.14      $2.71      $2.21      $ .43       $ .50

Change in fully diluted net income per common share calculated using
  previous year average fully diluted shares outstanding                     $ .40      $  .37
Change in average fully diluted shares outstanding                             .03         .13
Change in fully diluted net income per common share                          $ .43      $  .50

Net Interest Income

          In the previous summaries, the taxable-equivalent adjustment increases tax-exempt income to an amount equivalent to interest income subject to income taxes at statutory rates. The federal income tax rate was 35% for 1993, and 34% for the prior years. The increase of $20.4 million in taxable-equivalent net interest income for 1993 is primarily due




                                    -31-
to an increase in average total earning assets. During 1993, total average interest-earning assets increased by $424 million, or 5.2%. In that same period, total average interest-bearing liabilities increased to a lesser extent, $254 million or 3.6%.

          Net interest margin is calculated by dividing taxable-equivalent net interest income by average interest-earning assets. Interest spread is the difference between the average yield on earning assets and the average cost of interest-bearing liabilities. The net interest margin was 4.80% in both 1993 and 1992. The interest spread was 4.29% for 1993, up from 4.23% for 1992. The average yield on interest-earning assets decreased to 7.74% in 1993 from 8.48% in 1992, a decrease of .74%. In contrast, the average cost of interest-bearing liabilities declined by .80%, slightly more than the asset yield. The average cost of interest-bearing liabilities was 3.45% in 1993 compared to 4.25% in 1992. As a result, the interest spread improved modestly, by .06% for the year.

          The increase of $44.9 million in taxable-equivalent net interest income in 1992 is also attributable to increased average earning assets as well as a higher net interest margin and interest spread as compared to 1991. The 1992 increase in average earning assets amounted to $404 million, 5.2% more than 1991. The 1992 improvements in net interest margin and spread resulted from a decline in Old Kent's cost of interest-bearing liabilities which exceeded the decrease in yield on average earning assets. The net interest margin in 1992 was 4.80%, up from 4.47% in 1991. The net interest spread for 1992 was 4.23% compared to 3.68% for 1991. The average yield on interest-earning assets declined to 8.48% in 1992 from 9.73% in 1991, a decrease of 1.25%. However, the cost of interest-bearing liabilities declined more, by 1.80%. The average cost of interest-bearing liabilities decreased to 4.25% in 1992 from 6.05% in 1991. Hence, the interest spread improved by .55% in 1992 as compared to 1991.

          Interest rates were relatively stable during 1993 and, on average, down slightly from 1992. In this environment, repricing of interest-earning assets and interest-bearing liabilities tended to decrease asset yields and liability costs as described above.

                                                                  Three month
                                  Prime Interest Rate        U.S. Treasury Bill Rate
Percentage                     1993      1992      1991      1993      1992      1991
Simple average during year     6.00%     6.25%     8.48%     3.08%     3.41%     5.20%
At December 31                 6.00%     6.00%     6.50%     3.05%     3.14%     3.96%

          As shown in the table above, interest rates trended downward in 1992 as they had in 1991. The decreases were principally due to the effects of a weakened national economy and the monetary policies of the Federal Reserve System. The downward interest rate cycle had a greater impact on the Corporation's borrowing costs than it had on its rates on earning assets, thus leading to improvement in the net interest margin and interest spread. Borrowing costs were held down throughout the banking

                                    -32-
industry by soft loan demand while Old Kent's asset/liability management disciplines served to limit the relative decline in earning asset yields.

          There are a number of factors which affect net interest income, including the mix of interest-earning assets, the mix of interest-bearing liabilities, and the interest rate sensitivity of the various categories. As of December 31, 1993, Old Kent's management believes that the Corporation is essentially neutral to changes in interest rates. This means that net interest income is not expected to be materially impacted by upward or downward movements in prevailing interest rates within anticipated ranges. See "Liquidity and Interest Rate Sensitivity."

Analysis of Net Interest Income

          The following table allocates net interest income to interest-earning assets by showing how much was attributable to interest-bearing liabilities, and how much was attributable to non-interest-bearing liabilities and equity capital. The interest spread on earning assets funded by interest-bearing liabilities is simply the difference between the average yield on earning assets and the average cost of interest-bearing liabilities. The interest spread on earning assets funded by non-interest-bearing liabilities and equity is the average yield on earning assets.

                                           1993                             1992                              1991
                                Average                Net      Average                 Net      Average                Net
(fully taxable-equivalent,      Earning   Interest   Interest   Earning    Interest   Interest   Earning    Interest  Interest
dollars in millions)            Assets     Spread     Income    Assets      Spread     Income    Assets      Spread    Income
Source of Funding:
Interest-bearing liabilities    $7,346.8    4.29%      $315.1   $7,092.7     4.23%      $300.0   $6,777.4     3.68%    $249.5
Non-interest-bearing
liabilities and equity capital   1,280.1    7.74%        99.1    1,110.1     8.48%        93.8    1,021.3     9.73%      99.4
Total                           $8,626.9               $414.2   $8,202.8                $393.8   $7,798.7              $348.9

         The following table shows the relative importance of changes in interest spread, earning asset volumes and changes in funding sources:

                                  1993 Over (Under) 1992          1992 Over (Under) 1991           1991 Over (Under) 1990
                                Average                Net      Average                 Net      Average                Net
(fully taxable-equivalent,      Earning   Interest   Interest   Earning    Interest   Interest   Earning    Interest  Interest
dollars in millions)            Assets     Spread     Income    Assets      Spread     Income    Assets      Spread    Income
Source of Funding:
Interest-bearing liabilities    $254.1     .06%      $ 15.1     $315.3       .55%     $ 50.5     $352.8     .27%      $ 30.6
Non-interest-bearing
liabilities and equity capital   170.0    (.74%)        5.3       88.8     (1.25%)      (5.6)      32.3    (.81%)       (4.7)
Total                           $424.1               $ 20.4     $404.1                $ 44.9     $385.1               $ 25.9

                                    -33-
Loan Portfolio

          As a financial intermediary, the acceptance and management of credit risk is an integral part of Old Kent's business activities. The Corporation has established strict credit underwriting standards. These standards include a policy of granting loans only within Old Kent's defined market areas and prohibition of foreign loans. Lending standards are codified in a comprehensive lending policy which is uniform throughout the organization. Old Kent's lending staff is highly skilled and experienced. The Corporation's conservative lending philosophy is implemented through strong administrative and reporting requirements. Old Kent maintains a centralized, independent loan review function which monitors asset quality at each of Old Kent's subsidiary banks. The Corporation also employs a centralized group of specialists which assists the subsidiary banks in resolving troubled loans.

          One of Old Kent's strengths is its diversified loan portfolio. Nearly one-half of Old Kent's loan assets are comprised of credits granted to consumers in the form of residential mortgages and a variety of other consumer credit products, such as credit cards, student loans, and other open and closed-end consumer financings.

          Loans to commercial borrowers represent approximately one-half of Old Kent's loan portfolio. These loans are grouped by their nature and industry diversification as non-real estate related and as real estate related.

          At December 31, 1993, Old Kent's commercial loan portfolio, excluding real estate related loans, approximated $1.4 billion, or about 26% of total loans. Loans to manufacturers represented the largest component at only 28% of total non-real estate commercial loans. These loans are diversified among a large number of borrowers who produce a wide variety of durable and non-durable goods.

          Commercial real estate and construction loans at December 31, 1993, aggregated approximately $1.3 billion, or 24%, of total loans. These loans have been grouped as owner-occupied (borrowers who occupy and utilize the loan related property in their respective businesses) and as non-owner-occupied (borrowers whose principal purpose of ownership lies in the production of rental receipts from the related property). As indicated, loans to the various categories of owner-occupied properties were 35% of commercial real estate and construction loans and loans for non-owner occupied properties were 65% of that total. Non-owner occupied loans totaled $0.8 billion, or 15% of total loans, and are distributed over a diverse base of borrowers. The largest grouping within non-owner-occupied loans was housing related loans at 21% of total commercial real estate and construction loans.






                                    -34-
          Old Kent has no foreign loans. In addition, Old Kent's policy is to be highly restrictive in granting credit to borrowers in businesses which are highly cyclical, such as agriculture and petroleum production, and the Corporation is extremely selective in participating in loan syndications.

Provision for Credit Losses

          The provision for credit losses is the amount added to the allowance for credit losses to absorb probable credit losses. The amount of the credit loss provision is determined by management after reviewing the risk characteristics of the loan portfolio, historical credit loss experience and economic conditions. These determinations are reviewed by Old Kent's centralized, independent loan review function which monitors the credit quality of the Corporation's loan portfolio through its uniform procedures, credit grading and reporting systems.

          The following table summarizes the credit loss provisions, net credit losses and the allowance for credit losses for the last five years:

Year ended December 31 (dollars in thousands)      1993           1992          1991         1990           1989
Provision for credit losses                     $ 33,997       $ 57,712       $39,812      $32,097        $24,110
Net credit losses                                 16,167         23,947        25,867       23,786         16,205
Allowance for credit losses at year-end          140,725        120,790        87,025       73,080         64,769
Allowance as a percentage of:
 Year-end loans                                     2.56%          2.46%         1.70%        1.37%          1.28%
 Year-end loans, excluding loans secured
  by residential real estate                        3.67%          3.44%         2.42%        1.86%          1.72%
 Nonaccrual loans, restructured loans
  and other real estate owned                        206%           140%           79%          70%           101%
Ratio of net charge-offs to average
 loans outstanding during the year                   .31%           .48%          .50%         .46%           .33%
Credit loss recoveries as a percentage
 of prior year charge-offs                            24%            34%           26%          31%            42%

          The provision for credit losses for 1993 was $23.7 million less than that of 1992 as a result of credit quality improvements. The improved credit quality was evidenced by a $7.8 million, or 32.5%, reduction in net credit losses and by a 21% decrease in total nonperforming assets to $68.2 million as shown below. At December 31, 1993, the allowance for credit losses stood at $140.7 million, having been increased by $17.8 million. This represented the amount by which the provision for credit losses exceeded net credit losses charged to the allowance, and by the $2.1 million allowance acquired with University Financial Corporation. At December 31, 1993, the ratio of the allowance to total nonperforming assets was 206%. Over the past five years, the Corporation's actual loss experience on residential real estate loans has been negligible. At December 31, 1993, the ratio of the allowance to total loans exclusive of residential real estate loans was 3.67%.


                                    -35-
          During 1992, Old Kent's management, because of its recognition of a continued weak economic environment and its continuous reassessment of the credit quality of its loan portfolios, determined that a higher level of allowance for credit losses was prudent. As a result, the Corporation's provision for credit losses exceeded actual net credit losses by $33.8 million and represents the amount by which the Corporation's allowance for credit losses increased between December 31, 1992, and the preceding year-end date. This addition to the allowance for credit losses brought the allowance up to $120.8 million, or 2.46% of total loans at December 31, 1992.

Nonperforming Assets

          The following is a summary of nonperforming assets for the last five years:

December 31 (dollars in thousands)              1993           1992           1991         1990           1989
Nonaccrual loans                                $53,330        $75,878       $ 92,647      $ 93,259       $55,429
Restructured loans                                5,426          2,288          4,226         5,912         5,476
Other real estate owned                           9,480          8,163         13,359         5,503         3,104

Total nonperforming assets                      $68,236        $86,329       $110,232      $104,674       $64,009

As a percentage of total loans:
Nonaccrual loans                                    .97%          1.54%          1.81%         1.75%         1.09%
Restructured loans                                  .10            .05            .08          .11            .11
Other real estate owned                             .17            .17            .26          .10            .06
Total nonperforming assets                         1.24%          1.76%          2.15%        1.96%          1.26%

          The following table summarizes the changes in nonperforming assets during 1993:

                                              Total Non-
                                              Performing     Nonaccrual   Restructured   Other Real
(dollars in thousands)                          Assets         Loans          Loans     Estate Owned
Balance, January 1, 1993                        $86,329        $75,878        $2,288       $8,163
Additions                                        49,995         45,953         1,236        2,806
Payments and cures                              (43,255)       (35,174)         (738)      (7,343)
Charge-offs (gross, exclusive of recoveries)    (24,833)       (24,833)           --           --
Transfers within nonperforming assets                --         (8,494)        2,640        5,854

Balance, December 31, 1993                      $68,236        $53,330        $5,426       $9,480





                                    -36-
          Loans past due 90 days or more, but for which interest income continues to be recognized, are not included in the Corporation's nonperforming assets. The following table summarizes such loans for the last five years:

December 31 (dollars in thousands)               1993           1992            1991         1990           1989
Loans past due ninety days or more              $9,038         $9,859         $11,064      $13,145        $12,073
Loans past due ninety days or more,
 as a percentage of total loans                    .16%           .20%            .22%         .25%           .24%

          The loan portfolio has been reviewed and analyzed for the purpose of estimating probable credit losses. The management of Old Kent has concluded that the allowance for credit losses at December 31, 1993, is adequate to absorb probable credit losses inherent in the loan portfolio.

          Old Kent's policy dictates that specifically identified credit losses be recognized immediately by a charge to the allowance for credit losses. This determination is made for each loan at the time of transfer into nonperforming status after giving consideration to collateral value and the borrower's ability to repay loan principal. Since the Corporation immediately recognizes losses on its nonperforming assets, it does not attach to them specific amounts from the allowance for credit losses. Because the ultimate collection of interest of Old Kent's nonperforming assets is in doubt, no interest income is recognized on these assets, and virtually all payments received are recorded as a reduction of principal.

Other Income

          Total non-interest income increased $18.7 million, or 14.6%, in 1993. Excluding the impact of gains on securities transactions and non-recurring revenue, the increase was $20.8 million, or 17.0%, for the year. The increase in total non-interest income in 1992, excluding securities transactions, was $16.3 million, or 15.4%.

          Trust activities contribute a significant amount of revenue for Old Kent and represent the largest category of non-interest income. Reported trust fees increased $1.8 million, or 4.8%, in 1993. This compares with an increase of $3.1 million, or 8.8%, in 1992. The 1991 decrease is attributable to the decline in fees related to a marginally-performing trust processing business which Old Kent sold in early 1992. The disposal of this business had a favorable impact on net income. Excluding fees attributable to this activity, revenue related to Old Kent's continuing trust products and services has risen by 14.5% in 1992 and by 6.0% in 1991. Trust fees have been enhanced by new business development. First year fees resulting from new account relationships were up over 9% in 1993 and up by nearly 20% in 1992. The new business



                                    -37-
relationships established in these years will also favorably influence subsequent periods. The continued favorable performance in Old Kent's investment management products also had a positive influence on trust fee income in 1993 and 1992. During 1993, assets managed for these products increased by 14%.

(dollars in thousands)                            1993           1992           1991         1990           1989
Trust fee income (as reported)                  $40,305        $38,472        $35,346      $36,000        $34,113
Less amount attributable
 to trust accounting services                        --             --          1,756        4,312          3,287

Trust fee income attributable
 to continuing trust activities                 $40,305        $38,472        $33,590      $31,688        $30,826

          Service charges on deposit accounts increased by nearly $3.5 million in 1993, an increase of 13.0%. This compares to an increase of $1.3 million, or 5.1% in 1992. The increase is partially due to an expanded account base resulting from Old Kent's acquisitions of financial institutions and branch banking sites in recent years. It is also due to the Corporation's continuing focus on improving non-interest revenues.

          Net gains on sales of securities during 1993 were $1.6 million compared to $5.7 million in 1992 and $7.4 million in 1991. For further discussion, refer to "Securities Available for Sale."

          The low rate environment during 1993 and 1992 caused an increase in demand for loan refinancings. As a result, revenues from mortgage banking activities improved. These activities include the origination and acquisition of residential mortgage loans, a large portion of which are intended to be sold in the secondary market and to be serviced by Old Kent for the purpose of generating fee income. Sales of these loans usually result in the recognition of gains.

          The following table summarizes the Corporation's mortgage banking activity for the last five years:

Year ended December 31 (in thousands)              1993           1992          1991         1990           1989
Residential mortgage loans
 originated and acquired                        $2,386,127     $1,343,559     $721,034     $496,700       $448,200
Residential mortgage loans sold                  1,990,245      1,169,298      538,359      283,620        160,400

          At December 31, 1993, Old Kent had $475 million of residential mortgage loans held-for-sale. At that same date, the Corporation also had outstanding commitments to sell $510 million of such loans in 1994.


                                    -38-
Approximately $1 million of gains are expected to be realized in 1994 on fulfillment of those outstanding sales commitments.

          The following table summarizes the Corporation's revenue from its mortgage banking activities:

Year ended December 31 (in thousands)             1993           1992           1991        1990           1989
Gains on sales of residential mortgage
  loans                                         $20,763        $14,651        $ 6,496      $2,672         $1,955
Mortgage loan servicing revenues                  9,403          6,287          5,297       3,582          2,655
Total mortgage banking related revenues         $30,166        $20,938        $11,793      $6,254         $4,610

          Gains on sales of residential mortgages in 1993 were $20.8 million, up by 41.7% from the amount realized in the preceding year. The 1992 gains totaled $14.7 million, 125.5% more than the 1991 gains. Old Kent's management expects that demand for refinancing of residential mortgages in 1994 will be less than that of 1993. Hence, total gains on the sales of residential mortgage loans may be less than those realized during 1993. Revenue from the Corporation's mortgage servicing activities was $9.4 million in 1993, 49.6% better than that of the preceding year. As shown below, this increase is due to growth in Old Kent's third party servicing portfolio over the past few years. In 1992, mortgage servicing revenue totaled $6.3 million and represented an 18.7% improvement over that of 1991. Old Kent anticipates that mortgage servicing revenues will be enhanced in 1994 due to recent growth in its third party servicing portfolio and, once completed, its acquisition of Princeton Financial Corporation.

          Other expenses included the expense for the amortization of purchased mortgage servicing rights. In 1993, this expense significantly increased to $5.2 million from $0.1 million in 1992. The primary reason for this increase was amortization of servicing rights acquired with University Financial Corporation on January 1, 1993. The amortization of this asset was also influenced by the effects of prepayments. Notes 1 and 9 to the consolidated financial statements contain further information regarding purchased mortgage servicing rights.

          The following table lists the aggregate balances of residential mortgage loans serviced by Old Kent as of the dates indicated. During 1993, residential mortgage loans serviced for third parties increased by approximately $1.5 billion. This increase included the effect of the Corporation's January 1, 1993, purchase of University Financial Corporation (Elgin, Illinois), which at the time of acquisition serviced approximately $827 million of residential mortgages for third parties. On March 1, 1994, Old Kent acquired Princeton Financial Corp. (Orlando, Florida). At December 31, 1993, Princeton serviced approximately $340 million of residential mortgage loans for third party investors.



                                    -39-

December 31 (dollars in thousands)                 1993           1992           1991         1990
Residential mortgage loans
 serviced for third parties                     $3,177,092     $1,662,832     $1,065,131   $  713,680
Residential mortgage loans serviced
 by Old Kent for its own portfolio
 (including mortgage loans held-for-sale)        1,229,442      1,017,900      1,145,077    1,095,061

 Total mortgage loans serviced by
 Old Kent for itself and third parties          $4,406,534     $2,680,732     $2,210,208   $1,808,741

          Merchant discount and fees from credit card transactions totaled $16.4 million in 1993, up by 21.1% from 1992. The primary reasons for this increase have been growth in the Corporation's merchant customer base and improved pricing practices. In 1992, these revenues totaled $13.5 million and represented a 10.7% increase over the 1991 amount.

          Transaction processing fees include items such as fees and commissions on money orders and traveler checks, foreign exchange fees, check cashing and collection charges. These revenues totaled $7.2 million in 1993, up by $1.0 million or 16.3% from 1992. This increase included a $0.8 million increase in commission revenue on Old Kent's sales of third party money order products; until 1992 Old Kent offered its own money order products which enhanced net income by acting as a source of interest-free funding. In 1992, transaction processing fees amounted to $6.2 million and represented a $1.2 million, or 22.9% increase over 1991. This included $1.0 million of increase related to commissions in the initial year (1992) of sales of third party money order products.

          Trading account gains were $1.6 million in 1993, compared to $1.9 million in 1992 and $2.6 million in 1991. The trend reflects a lower level of trading account activity both with customers and for the Corporation's own account.

          During 1990, Old Kent's banks began leasing space at their various Michigan sites to an unrelated company which offers annuity and mutual fund products to Old Kent customers. As a result, this lease revenue has risen over the last few years.

          The following table summarizes the major categories of other income for the last five years:









                                    -40-

Year ended December 31 (in thousands)             1993           1992           1991         1990           1989
Trust income                                    $40,305        $38,472        $35,346      $36,000        $34,113
Service charges on deposit accounts              29,972         26,516         25,233       23,467         22,544
Securities transactions                           1,575          5,676          7,401        1,854             10
Gain on sales of residential mortgage loans      20,763         14,651          6,496        2,672          1,955
Mortgage servicing revenues                       9,403          6,287          5,297        3,582          2,655
Merchant discount revenue and
 fees from credit card transactions              16,358         13,510         12,200       11,247          8,169
Transaction processing fees                       7,203          6,192          5,038        4,232          4,376
Credit life insurance premiums                    2,972          2,529          2,463        2,454          2,544
Automated teller machine network revenues         2,606          2,109          1,799        1,548          1,139
Trading account gains                             1,594          1,908          2,647        4,697          1,718
Safe deposit box rental income                    1,765          1,625          1,617        1,590          1,497
Cash management
 and corporate banking fees                       1,294          1,500          1,505        1,903          2,765
Lease revenue from
 financial products provider                      1,471          1,154            830           80             --
Brokerage commissions                             1,141            883            628          459            579
Gain on sales of other real estate owned
 and other assets                                 1,155            388            528          659            620
Letter of credit fees                               834            931            998        1,285          1,253
Non-recurring revenue                             2,089             --             --           --             --
Other                                             4,290          3,715          3,441        3,243          3,535
Total other income                             $146,790       $128,046       $113,467     $100,972        $89,472

Other Expenses

          Salaries and employee benefits represent the largest category of non-interest expense. These personnel costs increased by $13.4 million, or 10.2%, in 1993, largely due to staffing increases associated with acquisitions over the last two years. This compares with an increase of $2.8 million, or 2.2%, in 1992. Old Kent measures its staff size in terms of full-time equivalent ("FTE") employees. Full-time equivalency expresses staff size by translating the efforts of part-time employees and over-time hours into the equivalent efforts of full-time employees. At December 31, 1993, Old Kent employed 4,745 persons on an "FTE" basis. This compares to 4,570 and 4,610 persons at December 31, 1992 and 1991, respectively.

          Occupancy expense increased $2.4 million, or 12.2%, in 1993.
This compares with a decrease of $0.9 million, or 4.1%, in 1992. Key influences to the 1993 increase were: (a) the effect of the acquisitions which occurred in late 1992 and early 1993; (b) the mid 1993 expansion of Old Kent's Corporate Service Center (Grand Rapids, Michigan); and (c) a reduction in sublet rental income. The 1992 decrease is primarily due to a reduction in housing requirements at Old Kent's downtown Chicago, Illinois, banking offices. This benefit was partially offset in 1992 by a loss,



                                    -41-
comparable in amount, which recognized the expense of future lease payments associated with the space vacated by Old Kent Bank (Illinois).

          In 1993, equipment expense increased by $1.8 million, or 10.9%. In 1992, equipment expense decreased slightly, by 0.8%, from 1991. A portion of the 1993 increase related to the previously mentioned acquisitions, the remainder related to expanded usage of technological advances to either reduce operating costs (e.g. data storage using optical technology rather than hardcopy imagery) or to enhance business effectiveness (e.g. enhanced branch bank automation). During the first quarter of 1993, Old Kent recognized a nonrecurring charge of $1.5 million to reflect a loss on the cancellation of a data processing equipment lease. This coincided with the installation of more advanced technology intended to improve efficiency and reduce operational costs.

          Included in other expense for the last three years are charges which Old Kent views as nonrecurring in nature. These charges are as follows for the years indicated:

Nonrecurring charges (in thousands)            1993       1992      1991
Severance charges for staff reductions
 related to restructurings
 of operational functions                          --    $2,600    $3,104
Loss on equipment lease cancellation           $1,525        --        --
Charge to record cumulative liability
 for nonpension post-retirement benefits           --        --     1,000
Loss reserve established for
 certain non-loan receivables                      --     2,332        --
Contribution to private charitable foundation      --     1,500        --
Other nonrecurring charges                         --       767        --
Total nonrecurring charges                     $1,525    $7,199    $4,104

          The 1992 charge of $2.3 million shown above for the establishment of a non-loan loss reserve was offset in 1993 by $2.1 million of nonrecurring revenue. This revenue reflected substantial recovery of the amounts originally at risk of loss on December 31, 1992.

          The deposit insurance assessment of the Federal Deposit Insurance Corporation (FDIC) increased negligibly in 1993, by 1.5%. In 1992, this cost rose by $1.7 million, or 12.0%. In 1993, Old Kent's subsidiary banks were subjected to the same rate of assessment as they were in 1992. Hence, the modest increase for 1993 related entirely to the amount of deposits on which the assessment is based. In 1992, only a small part of the increase related to growth in the Corporation's deposit base. The primary reason for the increase was an 8.2% increase in the rate of assessment (as shown in the table below):




                                    -42-

FDIC insurance rate cost per $100 of insured deposits           1993           1992         1991           1990           1989
Average rate for year                                          $.2300         $.2300       $.2125         $.1200         $.0833
Percentage increase over prior year                                .0%           8.2%        77.1%          44.1%            --

          The following table summarizes the major categories of other expenses for the last five years:

Year ended December 31 (in thousands)             1993           1992           1991         1990           1989
Salaries                                        $121,905       $109,245       $109,581     $105,933       $ 98,971
Employee benefits                                 24,009         23,222         20,091       20,212         18,096
Occupancy                                         22,415         19,974         20,825       19,121         18,192
Equipment                                         18,571         16,743         16,873       17,247         16,859
FDIC deposit insurance                            16,375         16,134         14,403        7,966          5,259
Taxes other than income taxes                     10,474          9,307          8,259        7,819          6,335
Stationery and supplies                            8,250          7,114          7,659        7,149          8,209
Postage and courier charges                        8,207          8,057          8,285        7,027          6,815
Credit card interchange expense                   10,950          8,449          7,161        6,741          4,310
Advertising and public relations                   8,372          6,634          6,762        5,981          6,157
Professional services                              9,202          7,023          6,336        5,474          3,737
Legal, audit and examination fees                  6,774          6,197          6,214        5,369          4,619
Amortization of goodwill
 and core deposit intangibles                      6,924          5,784          5,193        4,734          5,032
Amortization of purchased
 mortgage servicing rights                         5,190            128             31           24             24
Telephone                                          5,832          5,111          4,782        4,742          4,444
Credit, collections, foreclosure
 and other real estate expenses                    6,687          4,688          4,878        3,381          2,801
Charitable contributions                           1,304          2,503            721        1,258            575
Mortgage servicing costs                             932            239            189           --             --
Severance benefits                                   956          2,600          3,104        1,600             --
Cumulative, non-pension
 post-retirement benefit charge                       --             --          1,000           --             --
Other losses (including
 certain nonrecurring charges)                     5,161          6,146          2,803        2,668          3,004
Other                                             27,490         26,687         24,332       22,474         23,547
Total other expenses                            $325,980       $291,985       $279,482     $256,920       $236,986

       In 1993, severance benefits costs of $956 thousand were primarily the result of Old Kent's decision to close certain branch banking sites. These closures are expected to enhance future profitability by enabling the Corporation to more efficiently provide customer service.





                                    -43-
Income Taxes

       The income tax provision was $65.7 million in 1993, compared to $52.9 million in 1992, and $40.4 million in 1991. Income tax expense as a percentage of income before income taxes was 33.9% in 1993. This compares with 32.2% in 1992, and 30.3% in 1991. Effective January 1, 1993, the Corporation adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." The statement calls for a balance sheet approach in determining income tax expense. Old Kent's financial statements for 1992 and preceding years reflected income taxes calculated under the deferred method, which was an income statement approach. The statutory federal income tax rate for Old Kent was 35% for 1993, and 34% for 1992 and 1991. The one percent increase in the federal tax rate for 1993 caused an increase in income taxes of approximately $1.9 million. The cumulative effect of implementing SFAS No. 109 in 1993 was an increase in income taxes of $1.9 million. A reconciliation of income taxes calculated at the statutory rates and income tax expense appears in Note 15 to the consolidated financial statements in Item 8.

Capital

       At December 31, 1993, the Corporation's total equity capital was $813 million, almost 12% more than the balance at December 31, 1992. The ratio of total shareholders' equity to total assets was 8.25% at December 31, 1993, and 8.35% at December 31, 1992. The tangible equity ratio was 7.78% at December 31, 1993, compared to 7.83% twelve months earlier.

       Under the "risk-based" capital guidelines presently in effect for banks and bank holding companies, minimum capital levels are based on the perceived risk in the various asset categories, and certain off-balance-sheet instruments, such as loan commitments and letters of credit, require capital allocations. Bank holding companies are required to maintain minimum risk-based capital ratios as shown in the following table. Old Kent's ratios exceed the regulatory guidelines.

       The following table compares Old Kent's capital ratios at December 31, 1993, with regulatory guidelines:

                                                                        Risk-based Capital
                                                           Leverage     Tier 1        Total
(dollars in millions)
Old Kent's capital balances at December 31, 1993           $763.2       $771.3        $847.9
Required regulatory capital                                 294.2        242.4         484.7
Old Kent's capital in excess of regulatory minimums        $469.0       $528.9        $363.2
Old Kent's capital ratios at December 31, 1993               7.78%       12.73%        13.99%
Regulatory capital ratios - "well capitalized" definition    5.00%        6.00%        10.00%
Regulatory capital ratios - minimum requirement              3.00%        4.00%         8.00%


                                    -44-
          As shown in the accompanying balance sheets, total long-term debt decreased by $15 million during 1993. The primary reason for this decrease was Old Kent's election to extinguish a variable rate long-term note prior to its contractual maturity.

          As described earlier in this financial review and in the consolidated financial statements, the Corporation expects to issue approximately $62 million of its common stock to acquire EdgeMark Financial Corporation in early 1994. It also intends to repurchase shares, similar in number to those which are anticipated to be used to acquire EdgeMark.

          The Corporation has generally financed its growth through the retention of earnings and the issuance of long-term debt. It is expected that future growth can be financed through internal earnings retention, additional long-term debt offerings, or the issuance of additional common or preferred stock.

Liquidity and Interest Rate Sensitivity

          Old Kent manages its liquidity to ensure that funds are available to each of its banks to satisfy the cash flow requirements of depositors and borrowers and to ensure that the Corporation's own cash requirements are met. Old Kent maintains liquidity by availing itself of funds accessible from a variety of sources.

          The most readily available source of liquidity for Old Kent is that which is already resident on the Corporation's balance sheet. Old Kent's securities available-for-sale which totaled $1.4 billion at December 31, 1993, represent a highly accessible source of liquidity. The Corporation's portfolio of securities held-to-maturity which totaled $2.2 billion at December 31, 1993, produces liquidity from maturities and amortization payments. Residential mortgage loans held-for-sale also afford liquidity; at December 31, 1993, such loans totaled $475 million.

          Depositors within Old Kent's defined markets are another source of liquidity as evidenced by a growing core deposit base. These same markets offer a fourth source of liquidity in the form of large liabilities which are accessible to Old Kent by negotiations in which interest rate offerings are key considerations. The national capital markets represent a fifth source of liquidity to Old Kent. The Corporation may make use of brokers to place large deposit instruments or bank note offerings when advantageous, may access federal funds markets, or may utilize collateralized borrowings. A further source of liquidity is available through debt offerings.

          The following table shows the publicly disseminated securities ratings assigned to Old Kent and the securities issued by Old Kent and certain of its subsidiaries by nationally recognized statistical rating organizations. A security rating is not a recommendation to buy, sell or hold securities, may be subject to revision or withdrawal at any time by the assigning rating organization, and should be evaluated independently of any other rating.

                                    -45-

Credit ratings at December 31, 1993:  Thomson BankWatch    Moody's    Standard & Poor's
Old Kent Financial Corporation:
 Issuer rating                              A/B
 Short-term rating                         TBW-1
 Subordinated debt rating                    A+             Baa1              A-
Old Kent Bank and Trust Company
  (Grand Rapids, MI):
 Short-term deposits                       TBW-1             PI               A-1
 Long-term deposits                                          Al               A
Old Kent Bank (IL):
 Short-term deposits                       TBW-1             PI               A-1
 Long-term deposits                                          A2               A
Old Kent Bank - Southwest
 (Kalamazoo, MI):
 Short-term deposits                       TBW-1             PI               A-1
 Long-term deposits                                          Al               A

          In early 1992, Old Kent filed, and had ordered effective, a "shelf" registration with the Securities and Exchange Commission which registered up to $150 million in debt securities for future sale. The amounts, terms and timing of offerings would be determined in the future when and as the Corporation decides to sell securities under the registration. In early 1993, Old Kent and its three largest subsidiaries approved implementation of a bank note program which would permit those banks to place up to $600 million of short-term and mid-term notes. These programs are expected to enhance liquidity by enabling Old Kent to sell its debt instruments in the public markets in the future without the delays which would otherwise be incurred. As shown in Note 10 to the consolidated financial statements in Item 8, there were $235 million of bank notes outstanding at December 31, 1993.

          Federal and state banking laws place certain restrictions on the amount of dividends and loans which a bank may make to its parent company. Such restrictions have not had and are not expected to have any material effect on the Corporation's ability to meet its cash obligations.

          The management of interest rate sensitivity includes monitoring the maturities and repricing opportunities of interest-earning assets and interest-bearing liabilities. The following table summarizes the interest rate repricing gaps for selected maturity periods as of December 31, 1993:









                                    -46-

                                                  0-30           31-90          91-365      Over 1
(in millions)                                     Days            Days           Days        Year            Total
Non-loan interest-earning assets                $  325.8        $ 243.3       $  906.2     $2,256.4        $3,731.7
Loans                                            2,608.2          651.1          681.8      1,550.5         5,491.6
Total interest-earning assets                    2,934.0          894.4        1,588.0      3,806.9         9,223.3
Savings and time deposits*                       1,608.3          883.3        1,302.2      2,685.0         6,478.8
Foreign deposits                                    72.4          155.3          120.0           --           347.7
Purchased funds and long-term debt                 790.9            2.5          165.0          1.1           959.5
Total interest-bearing liabilities               2,471.6        1,041.1        1,587.2      2,686.1         7,786.0
Interest-earning assets less
 interest-bearing liabilities                      462.4         (146.7)            .8      1,120.8         1,437.3
Impact of interest rate swaps                      (40.0)        (200.0)          25.0        215.0              --
Asset (liability) gap                           $  422.4       ($ 346.7)         $25.8     $1,335.8        $1,437.3
Cumulative asset gap                            $  422.4        $  75.7       $  101.5     $1,437.3
Cumulative gap as a percentage
 of earning assets                                  14.4%           8.5%           6.4%        37.8%

*    Although savings accounts, for which interest rates are not readjusted on a pre-established deposit contract cycle, are subject to the possibility of immediate withdrawal, it has been Old Kent's experience that these deposits are relatively insensitive to gradual changes in interest rates and generally tend to behave like deposits with longer maturities.  The following assumptions concerning repricing of savings accounts were used to apportion the balances of both "fixed rate" and
     "variable rate" savings deposits which totaled $3.1 billion at December 31, 1993; 30.8% in 0-30 days, 1.4% in 31-90 days,
     5.9% in 91-365 days, and 61.9% over one year.  These assumptions are based upon management's judgment and are believed to be consistent with Old Kent's historical experience and that of the industry.

          Total interest-earning assets exceeded interest-bearing liabilities by $1.4 billion at December 31, 1993. This difference was funded through non-interest-bearing liabilities and shareholders' equity. The above table shows that total assets maturing or repricing within one year exceed liabilities maturing or repricing within one year by $101 million. However, the repricing of certain categories of assets and liabilities is subject to competitive and other influences that are beyond the control of Old Kent. As a result, certain assets and liabilities indicated as maturing or repricing within a stated period may, in fact, mature or reprice in other periods or at different volumes.

          Old Kent recognizes the limitations of static gap analysis as a tool in managing its interest rate risk, and relies more heavily on computer-based modeling techniques to project the potential effects of various interest rate environments on the balance sheet structure and net interest income. These simulation techniques involve changes in interest rate relationships, asset and liability mixes, and prepayment options inherent in financial instruments, as well as interest rate levels in order to quantify risk potentials. Based on these analyses, the Corporation's management believes that Old Kent's net interest income would not be materially impacted throughout a broad range of possible economic scenarios.


                                    -47-
          The table below shows the projected effect of changes in market interest rates on Old Kent's consolidated net interest income. The projections are based on Old Kent's balance sheet as of December 31, 1993, and were prepared using the modeling techniques and assumptions which Old Kent was then using for asset-liability management purposes. This projected interest sensitivity profile illustrates one important tool used by management to monitor and control the company's interest rate risk exposure. It must be recognized, however, that modeling techniques are an imperfect means of predicting future events, and that the results projected are dependent upon the assumptions used, which may or may not be consistent with future reality. Accordingly, there is no assurance that the effect of actual future changes in market interest rates will have the same effect on Old Kent as is projected by the model.

          The table below displays that net interest income for the next twelve months is projected to be nonvolatile even if over that period market interest rates were to gradually increase or decrease in a uniform manner by as much as 2.0%. In this context, "market interest rates" refers to rates that Old Kent considers as having significant economic influence, such as the prime interest rate, rates on United States Treasury instruments, and the discount rate as set by the Federal Reserve. The projection below indicates that if rates were to increase or decrease as described above, net interest income would be expected to increase by .7% or decrease by .9% compared to expected results under a flat rate environment. This narrow projected exposure to interest rate risk is consistent with management's desire to limit the sensitivity of net interest income to changes in interest rates in order to reduce risk to earnings and capital. This model is based solely on gradual, uniform changes in market rates and does not reflect the levels of interest rate risk thatmay arise from other factors such as changes in the spreads between key market rates or in the shape of the Treasury yield curve.

                   Market Interest          Projected Effect
                    Rate Change           on Net Interest Income
                       +2%                          0.7%
                       +1                           0.4
                        0                            --
                       -1                          -0.4
                       -2                          -0.9

         An important component of Old Kent's management of interest rate risk is the company's use of interest rate swaps. As of December 31, 1993, the total notional amount (the amount used to calculate interest) of outstanding interest rate swap agreements was $486 million. These swaps primarily involve receipt of interest at fixed rates and payment of interest at floating rates. These agreements were executed to hedge the Company's exposure to decreasing rates, particularly the impact on the yield of Old Kent's floating rate commercial loans. Swaps such as these


                                    -48-
have performed well over the past two years as market rates have decreased significantly. The remaining swaps are used as either "micro hedges" to secure the return of a specific asset or as balance sheet management tools to counter the projected interest rate risk exposure of a future period.

         The following summarizes the Corporation's interest rate swaps at December 31 of the years indicated:

Notional amount (in millions)           1993      1992
Pay Floating/Receive Fixed              $340      $283
Pay Floating/Receive Floating            121        --
Pay Fixed/Receive Floating                25        --
Total                                   $486      $283

          Old Kent's use of interest rate swaps as a means of managing its interest rate risk profile has enhanced net interest income over the last two years. For 1993 and 1992, interest rate swaps have increased net interest income by approximately $10.8 million and $13.6 million respectively. This improved the Corporation's net interest margin by .13% in 1993 and by .17% in 1992. The table below illustrates how the interest rate swaps portfolio hedges the Company's overall interest rate risk by decreasing the volatility of net interest income under both rising and declining rate possibilities on a projected basis using the model described above.

                                                (Decrease) Increase
12-Month Gradual Change in Interest Rates  (2.0%)   (1.0%)   1.0%    2.0%
Sensitivity Of Net Interest
Income Compared to Flat Rates:
Sensitivity without swaps                  (1.2%)   (.5%)     .5%    1.0%
Sensitivity with swaps                      (.9%)   (.4%)     .4%     .7%
Favorable/(unfavorable) hedge effect         .3%     .1%     (.1%)   (.3%)

Securities Held-to-Maturity

          Securities held-to-maturity are purchased with the intent and ability to hold for long-term investment for the purpose of generating interest income over the lives of the investments. Thus they are carried on the books at cost, adjusted for amortization of premium and accretion of discount. Decisions to purchase securities are based upon current assessments of economic and financial conditions, including the interest rate environment.

          Old Kent's investment strategy is dynamic. As conditions change over time, the Corporation's overall interest rate risk, liquidity risk and


                                    -49-
potential return on the investment portfolio will change. Old Kent regularly re-evaluates the marketable securities in its portfolio based on circumstances as they evolve. In consideration of these factors, management's objective is to optimize the ongoing total return of its securities portfolios.

Securities Available-For-Sale

          In 1992, Old Kent's management re-evaluated the conditions under which it might sell any of its investment securities. As a result of that re-evaluation, the Corporation determined that approximately $1 billion of its investment securities might be sold to manage interest rate risk, to respond to changes in interest rates, prepayment or credit risk, to take profits, or to increase liquidity. Hence at December 31, 1992, Old Kent classified these selected investments as securities available-for-sale. Securities available-for-sale are presented on the accompanying consolidated balance sheets at the lower of aggregate market value or amortized cost.

          During 1993, the principal reason for sales of securities available-for-sale was Old Kent's desire to manage the average maturity of the combined securities portfolios. The average maturity of securities available-for-sale and securities held-to-maturity was 2.4 years at December 31, 1993, compared to 3.3 years at the preceding year-end.

          In 1993, net gains on the sale of securities were $1.6 million. This compares to net gains of $5.7 million in 1992 and $7.4 million in 1991. At December 31, 1993, the combined net unrealized gains in the securities available-for-sale and the securities held-to-maturity portfolio were $107.2 million, consisting of unrealized gains of $123.2 million and unrealized losses of $16.0 million. At December 31, 1992, the portfolios had net unrealized gains of $106.3 million, consisting of unrealized gains of $113.9 million and unrealized losses of $7.6 million.

          Effective January 1, 1994, the Corporation adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." This statement specifies that securities available-for-sale are to be carried at fair value with a corresponding (after-tax) offset in shareholders' equity. Under this statement, fluctuations in market value are not reflected in net income unless and until they are realized. If this statement were to have been adopted by Old Kent as of December 31, 1993, securities available-for-sale would have been increased by $51.1 million and shareholders' equity would have been increased by $33.2 million. When adopted by Old Kent, this statement will have no effect on net income or liquidity. Its future impact on the Corporation's balance sheet is not estimable.






                                    -50-
Sources and Uses of Funds Trends

          As shown on the accompanying consolidated balance sheets, total assets at December 31, 1993, were $9.9 billion, up by $1.2 billion, or 13.3%, from the preceding year-end. This increase in total assets includes the effect of Old Kent's acquisition of University Financial Corporation, which at the time of acquisition had assets of $275 million. It is also due to growth in deposits and short-term borrowed funds. At December 31, 1993, total deposits were nearly $8.0 billion, up 9.9% from the previous year-end. Short-term borrowings increased to $958 million at December 31, 1993, over 50% more than the year-ago level. The cash procured through these increased liabilities was deployed into investments in loans and securities. Total loans were $5.5 billion at December 31, 1993, an increase of 11.9% over the prior year-end total. Securities totaled nearly $3.6 billion at December 31, 1993, up by 18.6% over total securities twelve months earlier. The consolidated statements of cash flows contains further details concerning sources and uses of cash.




































                                    -51-
          The following table of average balances summarizes the trends in sources and uses of funds:

                                                1993                                   1992
                                 Average      Increase   (Decrease)      Average     Increase    (Decrease)
(Dollars in millions)            Balance       Amount     Percent        Balance      Amount      Percent
Funding Uses:
  Loans                          $5,166.9     $200.3        4.0%        $4,966.6     ($206.5)      (4.0)%
  Taxable securities              3,070.8      216.4        7.6          2,854.4       689.3       31.8
  Tax-exempt securities             188.2       (1.9)      (1.0)           190.2       (20.2)      (9.6)
  Interest-earning deposits:
  Domestic                           10.6       (1.3)     (11.1)            11.9         1.6       15.9
  Foreign                            61.0        9.2       17.8             51.8       (49.0)     (48.6)
  Federal funds sold and
     resale agreements               72.2        1.8        2.6             70.3       (20.4)     (22.5)
  Trading account securities         57.1        (.4)       (.7)            57.6         9.3       19.4

Total Uses                       $8,626.9     $424.1        5.2%        $8,202.8      $404.1        5.2%

Funding Sources:
 Demand deposits                 $1,025.0     $119.0       13.1%        $  905.9      $ 46.9        5.5%
 Savings deposits                 3,030.4      269.2        9.7          2,761.2       373.6       15.6
 Time deposits:
 Negotiable                       1,059.3      149.6       16.4            909.8        (8.0)       (.9)
 Foreign                            210.9      (11.7)      (5.3)           222.6       121.3      119.7
 Other                            2,318.1     (169.1)      (6.8)         2,487.1      (256.1)      (9.3)
 Federal funds purchased
  and resale agreements             452.3     (112.8)     (20.0)           565.1       139.3       32.7
 Other borrowed funds               272.8      157.1      135.8            115.7        (8.4)      (6.7)
 Long-term debt                       3.0      (28.2)     (90.4)            31.2       (46.4)     (59.8)
 Other                              255.2       51.0       25.0            204.2        41.9       25.9
Total Sources                    $8,626.9     $424.1        5.2%        $8,202.8      $404.1        5.2%


















                                    -52-
          During 1993, average total loans increased by $200.3 million, or 4.0%. This compares to a 4.0% decrease in 1992 of $206.5 million. The 1993 increase was primarily due to an increase in loan demand in an environment of continued low interest rates and a mending economy.

          Average total loans decreased $206.5 million, or 4.0%, in 1992, compared to a decrease of $13.5 million, or 0.3%, in 1991. The decrease in average total loans in 1992 was, to a great extent, due to weak economic conditions which began in mid 1991. Loan demand was comparatively low during 1992 and the latter part of 1991. Additionally, Old Kent's strong credit underwriting standards dictated that it be highly selective in granting new credit and renewing some existing credit in the environment of a weaker economy.

          Average non-loan interest earning assets, which consist of interest-earning deposits, federal funds sold and resale agreements, trading account securities, securities available-for-sale, and securities held-to-maturity, increased by $224 million, or 6.9% in 1993. In 1992, they had increased by $611 million, or 23.3%. The 1993 increase is modest in comparison to 1992, due to the increase in total average loans in 1993.

          Average deposits increased by $357 million, or 4.9%, in 1993. This compares to a 1992 increase of $277.8 million, or 4.0%. Core deposits, which include demand, savings, and consumer time deposits, increased by $219.1 million, or 3.6%, in 1993. This compares with an increase in core deposits of $164.5 million, or 2.7%, in 1992. This growth includes the deposits of the acquired institutions as previously discussed in this financial review.

          The low rates over the past few years have had an effect on the relative mix in Old Kent's core deposit components as shown in the table
below.   During 1993, average savings deposits increased by $269.2 million, or 9.7%, compared to an increase in 1992 of $373.6 million, or 15.6%. In the low rate environment, consumers shifted to increased usage of savings products. This led to decreases in other time deposits. In 1993, average other time deposits decreased by $169.1 million, or 6.8%. During 1992, average other time deposits decreased by 9.3%, or $256.0 million.

Relative average core       1993     1992      1991     1990      1989
  deposit mix
Demand deposits            16.1%    14.7%      14.3%    15.6%     17.1%
Savings deposits           47.5     44.9       39.9     39.1      40.5
Other time deposits        36.4     40.4       45.8     45.3      42.4
Total Core Deposits       100.0%   100.0%     100.0%   100.0%    100.0%





                                    -53-
Disclosures About Fair Values

          Pursuant to the requirements of Statement of Financial Accounting Standard No. 107, Disclosures about Fair Value of Financial Instruments ("SFAS No. 107"), Note 18 to the consolidated financial statements in Item
8 sets forth the estimated fair value of each significant class of financial instrument. These values were determined using available market information, current pricing information applicable to the Corporation and various valuation methodologies. Where market quotations were not available, considerable judgment was exercised by Old Kent's management in the determination of estimated fair values. Hence, the estimated fair values of financial instruments presented may not be representative of amounts at which they could be exchanged. Due to the inherent uncertainties of expected cash flows of financial instruments, the use of other valid, alternate valuation assumptions and methods could result in estimated fair values which may differ significantly from those presented in the December 31, 1993, consolidated financial statements. Additionally, these estimated fair values represent an estimate at a given point in time. Factors, including but not limited to, changes in the general levels of interest rates, may have significant favorable or unfavorable effects on estimated market values in periods subsequent to December 31, 1993. Therefore, the estimated fair values presented by Old Kent are subject to the possibility of significant change after December 31, 1993.

          Old Kent has disclosed in its consolidated financial statements the estimated fair value of its significant classes of financial instruments at December 31, 1993. Beyond financial instruments, the Corporation has assets, both tangible and intangible in nature, which Old Kent's management believes to have significant estimated fair value in excess of carrying value at December 31, 1993. Such assets include, but are not limited to, "core deposit intangible" assets, premises whose appreciated value significantly exceeds carrying value based upon historical cost, and residential mortgage servicing rights. Old Kent's management believes that its "core deposit intangible" asset had the most significant estimated fair value in excess of carrying value at December 31, 1993.

          Core deposits generally include demand and savings deposits as well as consumer time deposits. Old Kent's core deposits totaled over $6.4 billion at December 31, 1993, and included over $4.2 billion of demand and savings deposits. Old Kent's management believes that these deposits have significant fair value which is not reflected in the estimated fair values in Note 18 to the consolidated financial statements in Item 8 at December 31, 1993. Prices involved in sales, mergers and acquisitions of financial institutions or their banking offices and related deposits are usually influenced by the value of core deposit intangible assets. Such assets typically have value based on measurements which estimate the cost of procuring an equivalent base of deposit customers with similar life expectancies for the deposit account relationships. Also, non-interest-bearing deposits and interest-bearing deposits having no fixed



                                    -54-
maturity dates usually have a value associated with their nature as lesser cost funding sources which tend to have duration behavior characteristics similar to time deposits. At December 31, 1993, the carrying value of unamortized core deposit intangible assets acquired through various purchase transactions, was $14.5 million, only 0.23% of the Corporation's total core deposits at that date.















































                                    -55-

Item 8.  Financial Statements and Supplementary Data.

Report of Independent Public Accountants

          To the Shareholders and the Board of Directors of Old Kent Financial Corporation:

          We have audited the accompanying consolidated balance sheets of Old Kent Financial Corporation (a Michigan corporation) and subsidiaries as of December 31, 1993 and 1992, and the related consolidated statements of income, cash flows and shareholders' equity for each of the three years in the period ended December 31, 1993. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

          We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

          In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Old Kent Financial Corporation and subsidiaries as of December 31,1993 and 1992, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles.


                              /s/ Arthur Andersen & Co.

Chicago, Illinois,

January 18, 1994















                                    -56-
Consolidated Financial Statements

Consolidated Balance Sheets
                                                          December 31
                                                     1993            1992
                                                    (dollars in thousands)
Assets:
 Cash and due from banks                         $  371,789      $  419,803
 Federal funds sold and resale agreements            93,200           9,575
 Total cash and cash equivalents                    464,989         429,378
 Interest-earning deposits                           32,596          66,706
 Trading account securities                          38,558          62,655
 Securities available-for-sale:
  Collateralized mortgage obligations
  and other mortgage-backed securities              394,251         177,477
  Other securities                                  988,373         850,430
 Total securities available-for-sale
  (market value of approximately $1,433,744
  and $1,071,504 in 1993 and 1992,
  respectively)                                   1,382,624       1,027,907
 Securities held-to-maturity:
  Collateralized mortgage obligations and
  other mortgage-backed securities                  990,759         956,624
  Other securities                                1,193,949       1,022,918
 Total securities held-to-maturity
  (market values of $2,240,798 and
  $2,042,252 in 1993 and 1992,
  respectively)                                   2,184,708       1,979,542
 Loans                                            5,491,584       4,907,629
 Less allowance for credit losses                   140,725         120,790
 Net loans                                        5,350,859       4,786,839
 Leasehold improvements, premises and
  equipment                                         133,888         117,128
 Other assets                                       267,482         228,419
Total Assets                                     $9,855,704      $8,698,574

Liabilities and Shareholders' Equity:
 Liabilities:
  Deposits:
   Non-interest-bearing                          $1,144,700      $1,035,804
   Interest-bearing                               6,478,800       5,967,028
   Foreign - interest-bearing                       347,652         250,708
  Total deposits                                  7,971,152       7,253,540
  Short-term borrowed funds                         958,295         627,161
  Other liabilities                                 112,275          75,379
  Long-term debt                                      1,215          16,217
Total Liabilities                                 9,042,937       7,972,297




                                    -57-
Shareholders' Equity:
 Preferred stock: 25,000,000 shares
  authorized and unissued                                --              --
 Common stock, par value $1:150,000,000
  shares authorized; 40,538,910 and
  40,441,892 shares issued and outstanding
  in 1993 and 1992, respectively                     40,539          40,442
 Capital surplus                                    120,109         118,238
 Retained earnings                                  652,119         567,597
Total Shareholders' Equity                          812,767         726,277
Total Liabilities and Shareholders' Equity       $9,855,704      $8,698,574

          The accompanying notes to consolidated financial statements are an integral part of these statements.







































                                    -58-

Consolidated Statements of Income
                                                Year ended December 31
                                            1993         1992          1991
                                     (dollars in thousands, except per share data)
Interest Income:
 Interest and fees on loans                $418,563     $435,922     $529,953
 Interest on securities
  available-for-sale                         79,001           --           --
 Interest on securities
  held-to-maturity                          154,375      242,168      202,185
 Interest on deposits                         3,962        4,200        9,025
 Interest on federal funds sold
  and resale agreements                       2,249        2,659        5,045
 Interest on trading account
  securities                                  1,870        2,245        2,799
 Total interest income                      660,020      687,194      749,007
Interest Expense:
 Interest on domestic deposits              224,629      269,251      368,638
 Interest on foreign deposits                 6,862        8,328        6,015
 Interest on short-term borrowed
  funds                                      21,525       22,595       29,157
 Interest on long-term debt                     264        1,412        5,999
 Total interest expense                     253,280      301,586      409,809
Net Interest Income                         406,740      385,608      339,198

Provision for Credit Losses                  33,997       57,712       39,812
Net Interest Income after Provision
 for Credit Losses                          372,743      327,896      299,386

Other Income:
 Trust income                                40,305       38,472       35,346
 Service charges on deposit accounts         29,972       26,516       25,233
 Securities transactions                      1,575        5,676        7,401
 Gains on sales of residential mortgage
  loans                                      20,763       14,651        6,496
 Mortgage servicing revenue                   9,403        6,287        5,297
 Other                                       44,772       36,444       33,694
 Total other income                         146,790      128,046      113,467












                                    -59-
Other Expenses:
 Salaries and employee benefits             145,914      132,467      129,672
 Occupancy                                   22,415       19,974       20,825
 Equipment                                   18,571       16,743       16,873
 FDIC deposit insurance                      16,375       16,134       14,403
 Other                                      122,705      106,667       97,709
 Total other expenses                       325,980      291,985      279,482
Income before Income Taxes                  193,553      163,957      133,371
 Income taxes                                65,651       52,866       40,390
Net Income                                 $127,902     $111,091     $ 92,981
Average number of shares used to
  compute:
 Primary net income per common share     40,748,316   40,356,791   40,244,576
 Fully diluted net income per common
  share                                  40,748,316   41,097,570   43,101,245
Net income per common share:
 Primary                                      $3.14        $2.75        $2.31
 Fully diluted                                $3.14        $2.71        $2.21

          The accompanying notes to consolidated financial statements are an integral part of these statements.

Consolidated Statements of Cash Flows

                                                      Year ended December 31
                                                 1993          1992          1991
                                                        (in thousands)
Cash Flows from Operating Activities:
 Net income                                    $127,902       $111,091     $ 92,981
 Adjustments to reconcile net income
 to net cash provided by operating
  activities:
 Provision for credit losses                     33,997         57,712       39,812
 Depreciation, amortization and
  accretion                                      27,174         16,885       13,520
 Deferred income taxes                           (6,524)       (13,727)      (6,237)
 Net gains on sales of assets                   (24,628)       (22,034)     (16,366)
 Net decrease (increase) in trading
  account securities                             25,247            550      (44,713)
 Net decrease (increase) in other
  assets                                          1,248         (1,829)        (733)
 Net (decrease) increase in other
  liabilities                                    (7,210)       (19,816)       1,991
 Net cash provided by operating
  activities                                    177,206        128,832       80,255
Cash Flows from Investing Activities:
 Maturities and prepayments of
  securities available-for-sale                 145,469             --           --


                                    -60-
 Proceeds from sales of securities
  available-for-sale                            753,992             --           --
 Purchases of securities
  available-for-sale                         (1,215,439)            --           --
 Maturities and prepayments of
  securities held-to-maturity                   902,009        513,090      396,845
 Proceeds from sales of securities
  held-to-maturity                                   --        983,945    1,189,315
 Purchases of securities
  held-to-maturity                           (1,110,706)    (1,807,325)  (2,317,880)
 Net decrease in interest-earning
  deposits                                       35,379         55,122       74,559
 Net (increase) decrease in loans              (351,417)       197,558      191,048
 Purchases of leasehold improvements,
  premises and equipment, net                   (30,477)       (18,175)     (11,812)
 Purchase of business (net of cash
  acquired)                                      (7,522)            --           --
 Net cash used for investing
  activities                                   (878,712)       (75,785)    (477,925)
Cash Flows from Financing Activities:
 Increase (decrease) in time deposits           364,814       (503,001)     (41,411)
 Increase in demand and savings
  deposits                                      154,844        442,562      394,525
 Increase (decrease) in short-term
  borrowed funds                                274,709        (68,244)     214,002
 Payments of long-term debt
  obligations                                   (15,002)       (12,677)      (6,080)
 Repurchases of common stock                         --        (69,994)          --
 Proceeds from common stock
  issuances                                       1,132          3,161        1,347
 Dividends paid to shareholders                 (43,380)       (36,413)     (31,492)
 Net cash provided by (used for)
  financing activities                          737,117       (244,606)     530,891
 Net increase (decrease) in
  cash and cash equivalents                      35,611       (191,559)     133,221
 Cash and cash equivalents at
  beginning of year                             429,378        620,937      487,716
 Cash and cash equivalents at
  end of year                                  $464,989       $429,378     $620,937
Supplemental disclosures of cash
 flow information:
Interest paid on deposits,
 short-term borrowings and
 long-term debt                                $244,482       $316,613     $416,299
Federal income taxes paid                        71,755         66,461       44,335
Convertible debentures retired in
 exchange for common stock issuances                 --         45,870          171

          The accompanying notes to consolidated financial statements are an integral part of these statements.


                                    -61-

Consolidated Statements of Shareholders' Equity

                                                                                                                 Total
                                                                                                                 Share-
                                                            Common            Capital          Retained          holders'
                                                            Stock             Surplus          Earnings          Equity
                                                                    (dollars in thousands, except per share data)
Balance at January 1, 1991                                  $26,613           $137,860         $443,163         $607,636
Net income for the year                                                                          92,981           92,981
Cash dividends:
 $ .78 2/3 per common share                                                                     (31,492)         (31,492)
Common stock issued for conversion of
 debentures, under employee stock plans, and other              157              1,449                             1,606
Change in unrealized depreciation of equity securities                                            1,795            1,795
Tax benefit relating to employee stock plans                                        84                                84

Balance at December 31, 1991                                 26,770            139,393          506,447          672,610
Net income for the year                                                                         111,091          111,091
Cash dividends:
 $ .90 1/3 per common share                                                                     (36,413)         (36,413)
Common stock repurchased                                     (1,781)           (68,213)                          (69,994)
Common stock issued for conversion of
 debentures, under employee stock plans, and other            1,987             46,689                            48,676
Common stock issued in payment of 3-for-2 stock split
 (cash paid in lieu of fractional shares - $62)              13,466                             (13,528)             (62)
Tax benefit relating to employee stock plans                                       369                               369

Balance at December 31, 1992                                 40,442            118,238          567,597          726,277
Net income for the year                                                                         127,902          127,902
Cash dividends:
 $1.07 per common share                                                                         (43,380)         (43,380)
Common stock issued under employee
  stock plans, and other - 97,018 shares                         97              1,269                             1,366
Tax benefit relating to employee stock plans                                       602                               602

Balance at December 31, 1993                                $40,539           $120,109         $652,119         $812,767

         The accompanying notes to consolidated financial statements are an integral part of these statements.










                                    -62-

Notes to Consolidated Financial Statements

Note 1.  Summary of Significant Accounting Policies

         The consolidated financial statements have been prepared in conformity with generally accepted accounting principles and reporting practices prescribed for the banking industry. A description of significant accounting policies follows:

Basis of Presentation

         The consolidated financial statements for Old Kent (The
Corporation) include the accounts of Old Kent Financial Corporation (Parent Company) and its wholly owned subsidiaries. Significant intercompany balances and transactions have been eliminated in consolidation.

Cash Equivalents

         Old Kent has defined cash and cash equivalents as those amounts included in the consolidated balance sheets as "cash and due from banks, federal funds sold and resale agreements."

Trading Account Securities

         Trading account securities, which primarily consist of debt securities, are carried at market value. Gains and losses on trading activities are included in other income in the consolidated statements of income.

Securities Available-for-Sale

         Securities available-for-sale includes those securities which might be sold as part of Old Kent's management of interest rate risk, in response to changes in interest rates, prepayment or credit risk or due to desire to increase capital or liquidity. While Old Kent has no current intention to sell these securities, they may not be held for long-term investment. Securities available-for-sale were carried at the lower of aggregate market or cost adjusted for amortization of premium and accretion of discount computed on the interest method over the terms of the securities. Gains and losses on sales of such securities are determined using the specific identification method and are classified as other income in the consolidated statements of income. Adjustments to carrying value resulting from unrealized aggregate market value losses are classified as other income in the consolidated statements of income. Effective January 1, 1994, Old Kent will adopt the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (see Note 4).






                                    -63-
Securities Held-to-Maturity

         Securities held-to-maturity are stated at amortized cost. Designation as such a security is made at the time of acquisition and is based on the intent and ability to hold the security for long-term investment. Gains and losses on disposition are based on the net proceeds and the adjusted carrying amount of the securities sold, using the specific identification method. Gains and losses are included in other income in the consolidated statements of income.

Interest Rate Swaps

         The Corporation enters into interest rate swap contracts as a means of managing the variability between interest income and interest expense. Income and expense associated with swap transactions is accrued over the periods prescribed by the contracts.

Mortgage Banking Activities

         The Corporation routinely sells to investors its originated residential mortgage loans, as well as those acquired from third parties. The Corporation typically retains the servicing rights related to the mortgages sold. Gains on sales of mortgages are recorded to the extent proceeds exceed the carrying value of the loans after allowing for the recognition of a normal servicing fee over the estimated lives of the loans. Mortgage loans held-for-sale are carried at the lower of cost or market, which is determined under the aggregate method. The carrying value of such loans is adjusted by gains and losses associated with the corresponding financial instruments used to hedge against increases in interest rates.

         Old Kent capitalizes the cost of servicing rights acquired from independent sources. Amortization of purchased mortgage servicing rights is recorded over the estimated lives of the related loans. The Corporation evaluates the recoverability of each year's purchased mortgage servicing rights separately considering such factors as estimated prepayment rates, current economic conditions and other portfolio characteristics and, if necessary, adjusts the carrying value to reflect net realizable value.

Loans

         Except for residential mortgages held-for-sale, loans are stated at their principal amount outstanding, net of unearned income. Loan performance is reviewed regularly by loan review personnel, loan officers and senior management. A loan is placed on nonaccrual status when principal or interest is past due 90 days or more, and the loan is not well secured and in the process of collection, or when, in the opinion of management, there is sufficient reason to doubt collectibility. Interest





                                    -64-
previously accrued, but not collected, is reversed and charged against interest income at the time the loan is placed on nonaccrual status.

         Payments received on nonaccrual loans are recorded as principal reductions if principal repayment is doubtful. Loans are returned to accrual status when principal and interest payments are brought current and collectibility is no longer in doubt. Interest income on restructured loans is recognized according to the terms of the restructure, subject to the above described nonaccrual policy.

         Certain commitment and loan origination fees are deferred and amortized as an adjustment of the related loan's yield over its contractual life using the interest method, or other methods which approximate the interest method. All remaining commitment and loan origination fees and all direct costs associated with originating or acquiring loans are recognized currently, which is not materially different than the prescribed method.

Allowance for Credit Losses

         The allowance for credit losses is maintained at a level that, in management's judgment, is adequate to absorb probable credit losses. The amount is based on management's specific review and analysis of the loan portfolio, as well as evaluation of the effects of current economic conditions on the loan portfolio.

         This process is based on estimates, and ultimate losses may vary from current estimates. As changes in estimates occur, adjustments to the level of the allowance are recorded in the provision for credit losses in the period in which they become known.

Leasehold Improvements, Premises and Equipment

         Leasehold improvements, premises and equipment are stated at original costs, less accumulated depreciation and amortization computed on the straight-line method over the estimated useful lives of the assets or terms of the leases, whichever period is shorter. For income tax purposes, minimum lives and accelerated methods are used.

Other Real Estate Owned

         Other real estate owned consists of properties acquired in partial or total satisfaction of debt and properties treated as in-substance foreclosures. Other real estate owned is stated at the lower of the related loan value or fair value. Losses arising at acquisition are charged against the allowance for credit losses. Reductions in fair value subsequent to acquisition are recorded in other expense in the consolidated statements of income, while any gains realized on the disposition of such properties are included in other income.




                                    -65-
Intangible Assets

         Goodwill, representing the cost of investments in subsidiaries in excess of the fair value of the net assets at acquisition, is amortized over periods ranging from ten to twenty years. Other acquired intangible assets, such as those associated with acquired core deposits, are amortized over periods not exceeding fifteen years.

Trust Assets

         Property, other than cash deposits, held in a fiduciary or agency capacity is not included in the consolidated balance sheets, since such assets are not owned by Old Kent.

Pension Benefits

         A defined benefit pension plan covers substantially all employees. The plan provides for normal and early retirement, deferred benefits for vested employees and, under certain circumstances, survivor benefits in the event of death. Benefits are based on the employees' years of service and their five highest consecutive years of compensation over the last ten years of service. The proportion of average compensation paid as a pension is determined by age and length of service, as defined in the plan. Contributions to the plan satisfy or exceed the minimum funding requirement of the Employee Retirement Income Security Act (ERISA). Assets held by the plan consist primarily of investments in several of Old Kent's collective investment trust funds and mutual funds.

         Old Kent also maintains a noncontributory nonqualified pension plan for certain participants whose retirement benefit payments under the qualified plan are expected to exceed the limits imposed by ERISA. Old Kent maintains nonqualified trusts, referred to as "rabbi" trusts, primarily to fund and secure the benefits in excess of those permitted in certain of the Old Kent qualified pension plans. These arrangements offer certain officers and directors of the Corporation a degree of assurance for ultimate payment of benefits. The assets remain subject to the claims of creditors of Old Kent and are not the property of the employees. Hence, they are accounted for as assets of the Corporation in the consolidated balance sheets.

Retirement Savings Plans

         Old Kent maintains a defined contribution retirement savings plan covering substantially all employees. The Corporation's contribution is equal to 50% of the amount contributed by the participating employees. Old Kent's contribution is limited to a maximum of 3% of base wages as described under terms of the plans. The estimated contribution by Old Kent is charged to expense during the year in which the employee contribution is





                                    -66-
received and is included in employee benefits in the consolidated statements of income.

Income Taxes

         Effective January 1, 1993, the Corporation adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." SFAS No. 109 required a change from the deferral method of accounting for income taxes of Accounting Principles Board Opinion No. 11 to the asset and liability method of accounting for income taxes. Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be reversed. Old Kent and its subsidiaries file a consolidated federal income tax return.

Income per Common Share

         Primary earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding and common equivalent shares with a dilutive effect. Common equivalent shares are shares which may be issuable to employees upon exercise of outstanding stock options.

         Fully diluted earnings per common share are determined on the assumption that the weighted average number of common shares and common equivalent shares outstanding is further increased by conversion of the convertible debentures. Net income is increased by the after tax interest expense related to convertible debentures.

Reclassification

         Certain reclassifications have been made to prior periods' financial statements to place them on a basis comparable with the current period's financial statements.

Note 2.  Acquisitions

         Effective January 1, 1993, Old Kent acquired all of the outstanding common stock of University Financial Corporation (Elgin, Illinois) for approximately $12.5 million in cash. University Financial Corporation owned First Federal of Elgin, F.S.A. which, upon acquisition, was merged into Old Kent's Illinois banking subsidiary. When acquired, University Financial Corporation had assets of approximately $275 million and deposits of approximately $198 million. This acquisition was accounted
for as a purchase.   If this purchase had been effective January 1, 1992,
there would have been no material effect on the consolidated results of operations or financial condition.


                                    -67-
         In August 1993, Old Kent purchased a retail banking site located in Southfield, Michigan, and its related deposits of approximately $18 million. This acquisition became a branch of Old Kent Bank - East (Brighton, Michigan).

         In September 1992, the Corporation acquired five banking offices, and their related deposits of approximately $53 million, in the Lansing, Michigan area from a federal savings bank for approximately $4.6 million in cash. This acquisition was accounted for as a purchase. If this purchase had been effective January 1, 1991, there would have been no material effect on the consolidated results of operations or financial condition for 1992 or 1991.

         Pending at December 31, 1993, is Old Kent's acquisition of EdgeMark Financial Corporation (Chicago, Illinois). At December 31, 1993, EdgeMark Financial Corporation (EdgeMark) had assets of approximately $534 million and deposits of approximately $469 million. Old Kent expects to exchange approximately $62 million of its common stock for all the shares of EdgeMark. In a related transaction, Old Kent intends to repurchase a similar number of its shares in the open market. The acquisition is subject to approval by EdgeMark shareholders, regulatory authorities and other customary conditions. Both the acquisition and stock repurchase are expected to be completed by June 30, 1994. The acquisition of EdgeMark will be accounted for as a purchase, and is not expected to have a material effect on Old Kent's future results of operations or financial condition.

         On March 1, 1994, Old Kent purchased Princeton Financial Corp. (Orlando, Florida). Princeton Financial Corp. (Princeton) is a mortgage company which originates and sells residential mortgages, while retaining a substantial portion of the related servicing rights. At December 31, 1993, Princeton had assets of approximately $65 million and serviced loans of approximately $340 million for third party investors. Princeton will be acquired in a cash transaction which is expected to occur on, or about, March 1, 1994. This acquisition will be accounted for as a purchase, and is not expected to have a material effect on Old Kent's future results of operations or financial condition.

Note 3.  Cash and Due From Banks

         The Federal Reserve requires the banking subsidiaries to maintain certain average reserve balances. These average reserves approximated $56 million during 1993 and $38 million during 1992.











                                    -68-
Note 4.  Securities Available-for-Sale

         The following summarizes amortized cost and market value of securities available-for-sale:

                                                                                 Gross             Gross          Estimated
                                                               Amortized      Unrealized        Unrealized         Market
December 31,  1993 (in thousands)                                Cost            Gains            Losses            Value
U.S. Treasury and federal agency securities                  $  976,097        $ 50,615          $   958         $1,025,754
Collateralized mortgage obligations and
  other mortgage-backed securities                              394,251           1,765            4,642            391,374
Equity securities                                                12,276           4,340               --             16,616
Total                                                        $1,382,624        $ 56,720          $ 5,600         $1,433,744

          The amortized cost and market value of securities available-for-sale at December 31, 1993, are shown below by their contractual maturity. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay the obligation with or without call or prepayment penalties.

                                                               Estimated
                                                 Amortized      Market
December 31, 1993 (in thousands)                   Cost          Value
Due in one year or less                        $   42,532     $   42,847
Due after one year through five years             710,789        749,078
Due after five years through ten years            222,776        233,829
                                                  976,097      1,025,754
Collateralized mortgage obligations
  and other mortgage-backed securities            394,251        391,374
Equity securities                                  12,276         16,616
Total                                          $1,382,624     $1,433,744

         Effective January 1, 1994, the Corporation will adopt the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." This statement requires that "securities available-for-sale" be carried on the balance sheet at fair value, with corresponding (after tax) valuation adjustments included in shareholders' equity. As of December 31, 1993, and for prior periods, Old Kent carried these assets at the lower of amortized cost or aggregate market value. The Corporation's adoption of SFAS No. 115 will have the effect of increasing the carrying value of securities available-for-sale by approximately $51.1 million and shareholders' equity by approximately $33.2 million.




                                    -69-
         The following summarizes amortized cost and market value of securities available-for-sale at the previous year-end:

                                                                                   Gross             Gross          Estimated
                                                                Amortized       Unrealized        Unrealized         Market
December 31, 1992 (in thousands)                                  Cost             Gains            Losses            Value
U.S. Treasury and federal agency securities                   $  850,430         $ 39,425          $   244         $  889,611
Collateralized mortgage obligations and
 other mortgage-backed securities                                177,477            5,389              973            181,893
Total                                                         $1,027,907         $ 44,814          $ 1,217         $1,071,504

Note 5.  Securities Held-To-Maturity

         The following summarizes amortized cost and market value of securities held-to-maturity:

                                                                                   Gross             Gross          Estimated
                                                                Amortized       Unrealized        Unrealized         Market
December 31, 1993 (in thousands)                                  Cost             Gains            Losses            Value
U.S. Treasury and federal
  agency securities                                           $  986,151         $ 40,103          $ 1,059         $1,025,195
Collateralized mortgage obligations and
  other mortgage-backed securities                               990,759           16,894            8,441            999,212
State and political subdivision securities                       204,685            9,019              896            212,808
Other securities                                                   3,113              471                1              3,583
Total                                                         $2,184,708         $ 66,487          $10,397         $2,240,798

         The amortized cost and market value of securities held-to-maturity at December 31, 1993, are shown below by their contractual
maturity.   Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay the obligation with or without call or prepayment penalties.














                                    -70-

                                                                  Estimated
                                                   Amortized       Market
December 31, 1993 (in thousands)                     Cost          Value
Due in one year or less                          $  319,100     $  320,346
Due after one year through five years               790,008        830,805
Due after five years through ten years               65,633         70,083
Due after ten years                                  19,208         20,352
                                                  1,193,949      1,241,586
Collateralized mortgage obligations and other
  mortgage-backed securities                        990,759        999,212
Total                                            $2,184,708     $2,240,798

         Securities having an amortized cost of $861.2 million at December 31, 1993, were pledged to secure public and trust deposits and for other purposes, as required by law.

         The following summarizes amortized cost and market value of securities held-to-maturity at the previous year-end:

                                                                                  Gross             Gross            Estimated
                                                                Amortized       Unrealized        Unrealized          Market
December 31, 1992 (in thousands)                                  Cost             Gains            Losses            Value
U.S. Treasury and federal agency securities                   $  815,043         $ 36,157          $ 1,217         $  849,983
Collateralized mortgage obligations and
  other mortgage-backed securities                               956,624           24,585            4,839            976,370
State and political subdivision securities                       196,139            8,180              338            203,981
Other securities                                                  11,736              183                1             11,918
Total                                                         $1,979,542         $ 69,105          $  6395         $2,042,252

Note 6.  Loans and Nonperforming Assets

         The following summarizes loans:

December 31 (in thousands)                          1993         1992
Commercial                                     $ 1,351,693    $1,210,477
Real estate - Commercial                         1,167,979     1,155,678
Real estate - Construction                         136,565       177,373
Real estate - Residential mortgages
 held-for-sale                                     474,898       183,505
Real estate - Residential mortgages                754,544       834,395
Real estate - Consumer home equity                 426,382       383,259
Consumer                                         1,062,019       855,515
Credit card loans                                   62,396        60,861
Lease financing                                     55,108        46,566
Total Loans                                    $ 5,491,584    $4,907,629

                                    -71-
         During 1993, 1992, and 1991, Old Kent originated and acquired residential mortgage loans totaling $2,386 million, $1,344 million, and $721 million, respectively. Old Kent also sold residential mortgage loans aggregating $1,990 million, $1,169 million and $538 million in 1993, 1992 and 1991, respectively, while retaining a substantial portion of the servicing rights associated with those loans.

         At December 31, 1993, Old Kent had outstanding commitments to sell residential mortgage loans of approximately $510 million. Also at that date, the Corporation's total loans included approximately $475 million of residential mortgage loans whose characteristics would enable Old Kent to fulfill outstanding sales commitments.

         Loans made by Old Kent to its directors and executive officers, including their family members and associated entities, aggregated $174 million and $116 million at December 31, 1993 and 1992, respectively. During 1993, new loans and other additions amounted to $192 million and repayments were $134 million. These loans were made in the ordinary course of business under normal credit terms, including interest rate and collateralization and do not represent more than a normal risk of collection.

         The table below summarizes nonperforming assets:

December 31 (in thousands)                         1993           1992
Nonaccrual loans                                $ 53,330       $  75,878
Restructured loans                                 5,426           2,288
Other real estate owned                            9,480           8,163
Total nonperforming assets                      $ 68,236       $  86,329

         Loans past due 90 days or more, but for which interest income continues to be recognized, totaled $9.0 million and $9.9 million at December 31, 1993 and 1992, respectively. Gross interest income that would have been recorded in 1993 for nonaccrual and restructured loans as of December 31, 1993, assuming interest had been accrued throughout the year in accordance with original terms, was $5.4 million. The comparable total for 1992 was $6.7 million. The amount of interest included in income on these loans was $1.1 million and $1.9 million in 1993 and 1992, respectively.

         Although Old Kent has a diversified loan portfolio, a substantial natural geographic concentration of credit risk exists within the Corporation's defined customer market areas. These geographic market areas are the State of Michigan, the greater Grand Rapids, Michigan area, and the Chicago, Illinois metropolitan and suburban markets. There are no significant concentrations of credit where customers' ability to honor loan terms is dependent upon a single economic sector.




                                    -72-
         In May 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan." Old Kent is required to adopt this statement after December 31, 1994. This statement requires that the recorded investment in certain impaired loans (as defined by the statement) be adjusted by means of a valuation allowance to reflect a net carrying value determined by one of the following methods: (1) the present value of expected future cash flows discounted at the loan's effective interest rate, (2) the loan's observable market price, or (3) at the fair value of the collateral, if the loan is collateral dependent. It is anticipated that, when adopted, the provisions of SFAS No. 114 will not have a material effect on the Corporation's financial condition and results of operations.

Note 7.  Allowance for Credit Losses

         The following summarizes the changes in the allowance for credit losses:

Year ended December 31 (in thousands)          1993       1992       1991
Balance at beginning of year                $120,790    $ 87,025    $ 73,080
Additions:
 Provision charged to operations              33,997      57,712      39,812
                                             154,787     144,737     112,892
Deductions:
 Credit losses                                24,833      35,589      33,776
 Less recoveries                               8,666      11,642       7,909
 Net credit losses                            16,167      23,947      25,867
Allowance of acquired institution              2,105           -           -
Balance at end of year                      $140,725    $120,790    $ 87,025

Note 8.  Leasehold Improvements, Premises and Equipment

         The following summarizes leasehold improvements, premises and equipment:

December 31 (in thousands)                            1993        1992
Land                                               $ 22,560    $  20,643
Land improvements                                     6,088        5,093
Buildings and improvements                          125,536      110,105
Leasehold improvements                               19,536       17,472
Furniture and equipment                              86,748       83,412
Total                                               260,468      236,725
Less accumulated depreciation and amortization      126,580      119,597
Net leasehold improvements, premises and
  equipment                                        $133,888    $ 117,128


                                    -73-
Note 9.  Intangible Assets

         Other assets, as shown on the consolidated balance sheets, includes the following intangible assets (net of accumulated amortization):

December 31 (in thousands)                           1993          1992
Goodwill                                          $ 35,095      $ 38,061
Core deposit intangibles                            14,519        11,194
Total                                             $ 49,614      $ 49,255

         In 1993, the Corporation prospectively adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Pursuant to this statement, Old Kent increased the carrying value of certain intangibles and related amortization expenses to reflect the reclassification of certain deferred income taxes associated with previous business combinations. Under this new accounting standard, deferred income taxes are recorded as such, rather than as reductions of the carrying values of the intangibles. The effect of this reclassification on associated amortization expense was not material.

         Other expense, as shown in the consolidated statements of income, includes amortization expense associated with the intangible assets shown above. For the years 1993, 1992 and 1991, this amortization expense totaled $6,924,000, $5,784,000 and $5,193,000, respectively.

         Other assets, as shown on the consolidated balance sheets also includes the value of unamortized mortgage servicing rights purchased by the Corporation. At December 31,1993, these assets totaled $4,609,000. For the years 1993, 1992, and 1991, amortization expense related to these assets were $5,190,000, $128,000, and $31,000, respectively.

Note 10.  Short-Term Borrowed Funds

         The following summarizes short-term borrowed funds:

December 31 (in thousands)                           1993         1992
Federal funds purchased                            $251,085     $303,298
Bank notes                                          235,000            -
Securities sold under agreements to repurchase      233,573      178,041
Treasury tax and loan demand notes                  164,140      111,954
Other borrowed funds                                 74,497       33,868
Total                                              $958,295     $627,161




                                    -74-
         At December 31, 1993, short-term borrowed funds included bank notes totaling $235 million which had original maturities of one year or less and are scheduled to mature at various dates in 1994. The rates of interest on these notes range from 3.32% to 3.48%.

Note 11.  Capital Stock

         On November 2, 1993, the Corporation announced that, in connection with its anticipated acquisition of EdgeMark Financial
Corporation in 1994, it would repurchase shares of Old Kent Common Stock similar in number to the amount which are expected to be issued for that acquisition. The aggregate amount of such repurchases is expected to approximate $62 million.

         At the Annual Meeting of Shareholders held on April 19, 1993, shareholders approved a proposal to amend the Articles of Incorporation to increase the number of authorized shares of common stock from 50 million to 150 million shares.

         On September 15, 1992, the Corporation issued 13,466,117 shares in payment of a three-for-two common stock split, effected in the form of a share dividend. All per share data, presented in these financial statements, have been restated for the effects of the split.

         During 1992, the Corporation repurchased 1,781,659 shares (pre-split basis) of its common stock at an aggregate cost of $69,994,000. The purpose of this stock repurchase was to meet expected needs for shares of Old Kent Common Stock. These needs included the issuance of shares in connection with the exercise of conversion rights by holders of Old Kent Financial Corporation 8% Convertible Subordinated Debentures, due 2010 ("Debentures").

         During 1992, Old Kent issued 1,811,979 shares (pre-split basis) of its common stock to Debenture holders who exercised conversion rights. As a result of the Debentures being called for an early redemption, nearly all holders of the $45,897,000 of Debentures outstanding at December 31, 1991, exercised their conversion rights. This conversion process resulted in additional shareholders' equity of approximately $46 million. At December 31, 1993 and 1992, there were no Debentures outstanding.

         At December 31, 1993 and 1992, there were 25,000,000 shares of preferred stock authorized but not issued, of which 3,000,000 are designated Series A Preferred Stock and 300,000 are designated Series B Preferred Stock.

         On December 31, 1993, the Corporation had outstanding 27,025,940 Series B Preferred Stock Purchase Rights ("Rights"). The Rights were originally issued in January 1989 as a dividend to holders of the Corporation's common stock at the rate of one right for each share of common stock outstanding. As a result of the three-for-two split of the



                                    -75-
Corporation's stock which occurred in 1992, each share of the Corporation's common stock presently represents 2/3rds of a Right. Each full Right entitles the holder thereof, until January 10, 1999, to buy one one-hundredth (1/100) of a share of Series B Preferred Stock at an exercise price of $80.00. The exercise price and the number of shares of Series B Preferred Stock issuable upon the exercise to the Rights are subject to adjustment in certain cases to prevent dilution. The Rights are evidenced by common stock certificates and are not exercisable or transferable apart from the common stock until the occurrence of certain events set forth in a Rights Agreement under which the Rights were issued. The Rights do not have any voting rights and are redeemable, at the option of the Corporation, at a price of $0.01 per Right prior to any person acquiring beneficial ownership of at least 20% of the common stock. The Rights expire on January 10, 1999. So long as the Rights are not separately transferable, the Corporation will issue 2/3rds of a Right (subject to possible future adjustment) with each new share of common stock issued.

Note 12.  Long-Term Stock Incentive Plans

         Old Kent has stock option plans under which options may be granted to certain officers and employees at not less than the market price of Old Kent's common stock on the date of grant. The options granted are exercisable immediately and expire within ten years of the date of grant, subject to certain cancellation provisions relating to employment. At December 31, 1993, a total of 2,004,678 shares were reserved for stock options, consisting of 720,430 shares for options granted at prices from $7.85 to $31.63, and 1,284,248 shares available for future option grants.

         The following table summarizes stock option transactions for the last three years:

                                         Number of         Exercise
                                          Shares          Price Range
Options outstanding January 1, 1991     1,091,008      $3.41  -  $ 17.44
Granted                                   197,365                $ 18.42
Exercised                                (461,544)     $3.41  -  $ 18.42
Canceled                                     (675)               $ 16.83
Options outstanding December 31, 1991     826,154      $4.59  -  $ 18.42
Granted                                   140,598                $ 26.92
Exercised                                (273,640)     $4.59  -  $ 26.92
Options outstanding December 31, 1992     693,112      $7.85  -  $ 26.92
Granted                                   133,118                $ 31.63
Exercised                                (105,800)     $7.85  -  $ 26.92
Options outstanding December 31, 1993     720,430      $7.85  -  $ 31.63

(Amounts shown above have been adjusted to reflect the effect of stock splits subsequent to grant dates.)



                                    -76-
         Old Kent also has restricted stock plans under which certain officers and employees may be awarded restricted stock. The plans provide for the issuance of a maximum of 1,080,844 authorized but previously unissued shares of Old Kent's common stock, subject to certain antidilution adjustments, as defined in the plans. Shares issued pursuant to the plans are restricted as to sale or transfer for a period of up to five years, but provide the recipients with all other rights and benefits of ownership. During 1993, 1992, and 1991, Old Kent issued 23,170 shares, 30,996 shares and 26,766 shares of its common stock with total market values of $733,000, $887,000 and $505,000, respectively, which are being amortized ratably to expense over the period of restriction. At December 31, 1993, there were 247,447 shares reserved for future restricted stock plan awards.

         Old Kent also has a deferred stock compensation plan under which key employees may be awarded shares of stock as deferred compensation to be received at a specified later date, which may be up to five years after the date of the award. The plan provides for the issuance of a maximum of 300,000 authorized but previously unissued shares of Old Kent's common stock. Shares awarded under the plan would not be issued until the end of the deferral period, unless there is a change of control of the Corporation, in which case the shares would be issued to a trust where they are to be held and distributed at the end of the deferral period.
Employees who receive awards under this plan will receive additional compensation equal to the dividends which would have been paid on the shares awarded if they were outstanding during the deferral period. During 1993, 1992 and 1991, Old Kent awarded 20,835 shares, 22,925 shares and 36,810 shares of its common stock valued at $659,000, $629,000 and $678,000, respectively at their award dates, as deferred compensation which are ratably charged to expense from the date of award to the end of the deferral period based on current market value. At December 31, 1993, there were 256,240 shares reserved for future deferred stock compensation plan awards.

Note 13.  Other Income and Other Expense

         Other income, as shown on the consolidated statements of income, includes the following:

Year ended December 31 (in thousands)        1993         1992         1991
Revenue from credit card transactions     $ 16,358     $ 13,510     $ 12,200
Transaction processing fees                  9,809        8,301        6,837
Credit life insurance premiums               2,972        2,529        2,463
Trading account gains                        1,594        1,908        2,647
Safe deposit box rental income               1,765        1,625        1,617
Non-recurring revenue                        2,089            -            -
Other revenues                              10,185        8,571        7,930
Total other income                        $ 44,772     $ 36,444     $ 33,694



                                    -77-
         Other expense, as shown on the consolidated statements of income, includes the following:

Year ended December 31 (in thousands)      1993          1992          1991
Taxes other than income taxes           $ 10,474      $  9,307       $ 8,259
Stationery and supplies                    8,250         7,114         7,659
Postage and courier charges                8,207         8,057         8,285
Credit card interchange expense           10,950         8,449         7,161
Advertising and public relations           8,372         6,634         6,762
Professional services                      9,202         7,023         6,336
Other expenses                            67,250        60,083        53,247
Total other expenses                    $122,705      $106,667       $97,709

         Securities transactions for available-for-sale and held-to-maturity securities, as shown on the consolidated statements of income, includes gross gains and gross losses as follows:

Year ended December 31 (in thousands)        1993        1992         1991
Gross gains on sales of securities         $1,889      $ 6,571      $ 8,838
Gross losses on sales of securities          (314)        (895)      (1,437)
Securities transactions                    $1,575      $ 5,676      $ 7,401

Income tax expense applicable to
  securities transactions                  $  551      $ 1,930      $ 2,584

Note 14. Employee Benefits

         The Corporation provides pension benefits to substantially all of its employees under the terms of the "Old Kent Retirement Income Plan." Old Kent also provides its key executives with pension benefits under the provisions of the "Old Kent Executive Retirement Income Plan." The following table sets forth the funded status of the pension plans and the amounts included in Old Kent's consolidated balance sheets:














                                    -78-

December 31 (in thousands)                             1993         1992
Actuarial present value of benefit
  obligations:
Accumulated benefit obligation,
  including vested benefits
  of $59,326 and $45,506                             $60,338       $46,108
Projected benefit obligation for
  service rendered to date                          ($85,270)     ($71,362)
Plan assets at fair value, primarily
 listed stocks and bond investment funds             107,547       106,042
Plan assets in excess of projected
  benefit obligation                                  22,277        34,680
Unrecognized net actuarial loss/(gain)                 5,937        (5,598)
Unrecognized prior service cost being
 recognized over 19 years                              5,580         5,991
Unrecognized net transition assets
  being recognized over 15 to 19 years               (20,363)      (22,224)
Prepaid pension cost included in other assets        $13,431       $12,849

         Net pension income included the following components:

Year ended December 31 (in thousands)         1993          1992          1991
Service cost (benefits earned during
  the year)                                  $4,219       $ 3,785       $ 3,695
Interest cost on projected benefit
  obligation                                  6,812         6,076         5,798
Actual return on plan assets                 (8,500)       (6,945)      (17,208)
Net amortization and deferral                (3,113)       (4,075)        6,697
Net periodic pension income                   $(582)      $(1,159)      $(1,018)

     The following assumptions were used in determining the actuarial present value of the projected benefit obligations as of December 31 for each of the following years:

                                           1993          1992         1991
Discount rate                              7.75%         9.00%        9.00%
Rate of increase in future
 compensation levels                       4.75          6.00         6.00
Expected long-term rate of
  return on plan assets                    9.00         10.00        10.00




                                    -79-
         Old Kent has adopted amended assumptions, as shown above, for use in the actuarial determination of its projected benefit obligations at December 31, 1993. The amended assumptions reflect a change in outlook based on management's assessment of expected economic conditions for the foreseeable future.

         Eligible employees may elect to participate in Old Kent's retirement savings plans whereby the Company contributes a fifty percent matching contribution for each amount contributed by participating employees, within limits as defined in the plans. The cost of these retirement savings plans was $2,194,000, $1,949,000 and $1,771,000 for 1993, 1992 and 1991, respectively.

         The Corporation provides post-retirement benefits other than pensions for a small group of employees who were entitled to such benefits under plans of predecessor banking organizations acquired by Old Kent. These benefits primarily consist of health care and life insurance. The costs of these benefits are not material and are recognized in the financial statements during the employees' years of service.

         In 1992, the Financial Accounting Standards Board issued
Statement of Financial Accounting Standards ("SFAS") No. 112, "Employers Accounting for Postemployment Benefits." This statement requires employers to recognize the obligation to provide postemployment benefits during the period in which the employee renders service to the employer. Such benefits may include, but are not limited to, salary continuation, severance benefits, job training, outplacement and counseling services, and continuation of health care and life insurance benefits. For 1993 and prior, Old Kent recognized the estimated expense of such benefits at the date of the event giving rise to such obligations. Adoption of SFAS No. 112 is required in 1994 and the Corporation's management believes that its adoption will not materially impact Old Kent's financial condition or results of operations.

Note 15. Income Taxes

         As described in Note 1, effective January 1, 1993, the Corporation began accounting for income taxes under the provisions of SFAS No. 109. As permitted under SFAS No. 109, the Corporation recorded the cumulative effect of this change; thus, prior year financial statements have not been restated. The net effect of adopting SFAS No. 109 was not material to the Corporation's results of operations or its financial condition.










                                    -80-
         Components of the provision for income taxes are as follows:

Year ended December 31 (in thousands)      1993         1992         1991
Current                                   $72,175     $66,593      $46,627
Deferred (benefit)                        (6,524)     (13,727)      (6,237)
Total provision                           $65,651     $52,866      $40,390

         Income tax expense differs from that computed at the federal statutory rate as follows:

Year ended December 31 (in thousands)       1993         1992          1991
Tax at 35% statutory rate (34% for
  1992 and 1991)                          $67,743      $55,745       $45,346
Tax effect of:
  Tax-exempt interest                      (4,986)      (5,484)       (6,489)
  Amortization of goodwill                  1,038        1,096         1,141
  Cumulative effect of adopting
   SFAS No. 109                             1,900            -             -
  Impact of statutory rate increase
   on deferred balances                    (1,044)           -             -
  Other (net)                               1,000        1,509           392
Income tax expense                        $65,651      $52,866       $40,390
Effective Tax Rate                           33.9%        32.2%         30.3%

          Components of the deferred tax assets and liabilities were as follows:

Year ended December 31 (in thousands)        1993
Deferred tax assets:
 Allowance for credit losses               $ 48,884
 Deferred compensation                        6,344
 Other                                        5,210
Total deferred tax assets                    60,438
Valuation allowance                               -
Deferred tax assets                        $ 60,438
Deferred tax liabilities:
 Business combinations                     $  2,104
 Prepaid pension                              5,844
 Depreciation                                 3,289
 Other                                        5,189
Deferred tax liabilities                   $ 16,426
Net deferred tax assets                    $ 44,012


                                    -81-
         Components of the deferred tax provision (benefit) are as follows:

Year ended December (in thousands)                     1992                 1991
Provision for credit losses                          ($11,705)            ($4,693)
Other                                                  (2,022)             (1,544)
Total deferred benefit                               ($13,727)            ($6,237)

Note 16.  Commitments and Contingencies

         Certain facilities and equipment are leased under noncancelable operating lease agreements which expire at various dates through the year 2013. The aggregate minimum rental commitments are as follows:

Year ended December 31 (in thousands)    Premises    Equipment    Total
1994                                      $ 3,357    $ 4,931     $ 8,288
1995                                        2,865      4,325       7,190
1996                                        2,062        403       2,465
1997                                        1,863        154       2,017
1998                                        1,516         48       1,564
Thereafter                                  7,289          -       7,289
Total minimum payments                    $18,952    $ 9,861     $28,813

         Rental expense charged to operations in 1993, 1992, and 1991, amounted to approximately $8,584,000, $8,866,000, and $9,568,000, respectively, including amounts paid under short-term cancelable leases. Certain leases contain provisions for renewal and purchase options, and require payment of property taxes, insurance and related expenses.

         Included as a reduction of Old Kent's occupancy expense is building rental income of approximately $4,032,000, $4,350,000, and $4,226,000, for 1993, 1992, and 1991, respectively.

         At December 31, 1993, Old Kent and its subsidiaries were parties, both as plaintiff and as defendant, to a number of lawsuits which arose in the ordinary course of business. In the opinion of management, after consultation with the Corporation's counsel, the ultimate resolution of these matters will not have a material effect on the Corporation's consolidated financial position and results of operations.








                                    -82-
Note 17.  Financial Instruments with Off-Balance-Sheet Risk

         In the normal course of business, Old Kent is a party to financial instruments with off-balance-sheet risk in order to meet the financing needs of its customers and to reduce its own exposure to fluctuating interest rates. These financial instruments include commitments to extend credit, standby and commercial letters of credit, interest rate swap agreements and commitments to purchase foreign currencies. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the consolidated balance sheets. The contract or notional amounts of such instruments reflect the extent of involvement that Old Kent has in particular classes of financial instruments.

         The Corporation's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, and to potential credit loss associated with letters of credit issued, is represented by the contractual amount of those instruments. Old Kent uses the same credit policies in making commitments and conditional obligations as it does for loans and other such on-balance-sheet instruments. Old Kent is not subject to any credit loss based on the contract or notional amounts of interest rate swap agreements. Notional principal amounts are used in such transactions to express their volume; however, the amounts potentially subject to credit risk are much smaller. Risk of loss associated with these agreements is limited to amounts due for interest. Old Kent controls the credit risk of its interest rate swap agreements through credit approvals, limits and monitoring procedures.

         At December 31, Old Kent was a party to the following financial instruments having off-balance-sheet risk:

                                               Contract or Notional Amount
December 31 (in millions)                           1993           1992
Financial instruments whose contract
  amounts represent credit risk:
Commitments to extend credit                      $ 2,229        $ 1,854
Standby and commercial letters of credit              275            223
Financial instruments whose notional or
  contract amounts exceed the amount
  of credit risk:
Interest rate swap agreements - as
  a counterparty                                  $   486        $   283
Commitments to purchase foreign currencies
  and U.S. dollar exchange                              8             12





                                    -83-

         Commitments to extend credit are agreements to lend cash to a customer as long as there is no breach of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Old Kent evaluates the creditworthiness of each customer on a case-by-case basis. The amount of collateral obtained, if deemed necessary by Old Kent, upon extension of credit is based upon management's credit evaluation of the counterparty.

         Standby letters of credit are Old Kent's conditional commitments to guarantee the performance of a customer to another party. For such letters of credit, the credit risk to and underwriting standards issued by Old Kent are essentially the same as those of commitments to extend credit to a customer.

         Interest rate swap transactions generally involve the exchange of fixed and floating rate interest payment obligations without the exchange of the underlying principal amounts. Old Kent's primary use of interest rate swap instruments has been, as a counterparty, for the management of its interest rate risk exposures.

         Commitments to purchase foreign currencies and U.S. dollar exchanges represent Old Kent's obligation to acquire or to settle transactions based upon foreign denominated currencies. These arrangements are entered into by Old Kent in the normal course of business for the purpose of servicing its customers who may generate transactions involving or based upon foreign currency denominations. On such transactions, Old Kent's risk is limited to short-term fluctuations in the rate of exchange between the U.S. dollar and the respective value of a foreign denominated currency.

Note 18. Estimated Fair Value of Financial Instruments

         In accordance with Statement of Financial Accounting Standards
No. 107, "Disclosures about Fair Value of Financial Instruments" ("SFAS No. 107"), the following methods and assumptions were used to estimate the fair value of each significant class of financial instrument, as defined by SFAS No. 107, for which it is practicable to estimate that value.

         The estimated fair values of financial instruments, as shown below, are not intended to reflect the estimated liquidation or market value of the Corporation taken as a whole. The disclosed fair value estimates are limited to Old Kent's significant financial instruments at December 31, 1993. These include financial instruments recognized as assets and liabilities on the consolidated balance sheet as well as certain off-balance-sheet financial instruments. The estimated fair values shown





                                    -84-

below do not include any value for assets and liabilities which are not financial instruments as defined by SFAS No. 107, such as the value of real property, the value of "core deposit intangibles," the value of mortgage servicing rights, nor the value of anticipated future business.

         The estimated fair value amounts were determined using available market information, current pricing information applicable to Old Kent and various valuation methodologies. Where market quotations were not available for financial instruments, considerable management judgment was involved in the determination of estimated fair values. Therefore, the estimated fair value of financial instruments shown below may not be representative of the amounts at which they could be exchanged in a current or future transaction. Due to the inherent uncertainties of expected cash flows of financial instruments, the use of alternate valuation assumptions and methods could have a significant effect on the derived estimated fair value amounts.

Cash and cash equivalents, interest receivable, short-term borrowed funds and interest payable

         For these short-term instruments, the carrying amount was deemed to be a reasonable estimate of fair value.

Interest-earning deposits

         The estimated fair value of these holdings was calculated by discounting the expected future cash flows using rates applicable to similar instruments with the same remaining maturity.

Trading account securities, securities available-for-sale and securities held-to-maturity

         The estimated fair values were based upon quoted market or dealer prices.

Net loans (including residential mortgages held-for-sale)

         Generally, the fair value of loans was estimated by discounting the expected future cash flows using current interest rates at which similar loans would be made to borrowers with similar credit ratings and remaining maturities. The fair value for credit card loans, student loans and certain "open-end" consumer loans was based upon available market prices for similar loans, adjusted for differences in loan characteristics. The fair value of loans on nonaccrual status was estimated at a discount of their carrying amounts. For certain variable rate loans that reprice frequently, the estimated fair value is equal to the carrying value. The estimated fair value of mortgages held-for-sale includes the estimated fair value of directly related financial instruments used as hedges.



                                    -85-
Deposit liabilities

         The fair value of fixed-maturity time deposits was estimated using the rates currently offered for deposits of similar remaining maturities. The fair value of demand and savings deposits is the amount payable on demand at the reporting date.

Long-term debt obligations

         The fair value of long-term debt obligations at December 31, 1992, was estimated by discounting the future cash flows using current interest rates available to the Corporation for debt of similar terms and remaining maturities. The fair value of long-term debt obligations at December 31, 1993, approximated the carrying value.

Off-balance-sheet financial instruments

         The estimated fair value of interest rate swap agreements was based upon dealer quotations for the amount which might be realized from a transfer, sale or termination of such agreements. The fair value of Old Kent's commitments to extend credit and its outstanding letters of credit are insignificant and therefore not presented.

         The following summarizes the carrying value and estimated fair value of financial instruments:

                                                                         1993                             1992
                                                                Carrying        Estimated       Carrying          Estimated
December 31 (in thousands)                                        Value        Fair Value         Value          Fair Value
Financial Assets:
 Cash and cash equivalents                                    $  464,989      $  464,989       $  429,378       $   429,378
 Interest-earning deposits                                        32,596          32,700           66,706            68,000
 Trading account securities                                       38,558          38,558           62,655            62,655
 Securities available-for-sale                                 1,382,624       1,433,744        1,027,907         1,071,504
 Securities held-to-maturity                                   2,184,708       2,240,798        1,979,542         2,042,252
 Net loans                                                     5,350,859       5,553,616        4,786,839         4,946,000
 Interest receivable                                              79,239          79,239           77,456            77,456

Financial Liabilities:
 Non-interest bearing deposits                                $1,144,700      $1,144,700       $1,035,804       $ 1,035,804
 Interest bearing deposits - no maturities                     3,104,353       3,104,353        2,958,201         2,958,201
 Interest bearing deposits - fixed maturities                  3,722,099       3,754,789        3,259,535         3,297,260
 Short-term borrowed funds                                       958,295         958,295          627,161           627,161
 Interest payable                                                 38,531          38,531           29,733            29,733
 Long-term debt                                                    1,215           1,215           16,217            16,245

Off-Balance-Sheet Financial Instruments:
 Interest rate swap agreements, net asset                     $    2,289      $    8,215       $    3,093       $    12,750

Note 19.  Condensed Financial Information of the Parent Company

         The condensed financial information of the parent company, Old Kent Financial Corporation, is summarized as follows:

Condensed Balance Sheets
                                                        December 31
                                                     1993         1992
                                                       (in thousands)
Assets:
 Cash and cash equivalents                         $  3,691     $ 10,187
 Interest-earning deposits and other securities     106,952       53,901
 Leasehold improvements, premises and equipment       7,455        6,454
 Investment in and advances to subsidiaries         671,013      620,176
 Other assets                                        49,761       51,881
Total Assets                                       $838,872     $742,599

Liabilities and Shareholders' Equity:
 Long-term debt                                    $    293    $     340
 Accrued expenses and other liabilities              25,812       15,982
 Total liabilities                                   26,105       16,322
 Shareholders' equity                               812,767      726,277
Total Liabilities and Shareholders' Equity         $838,872    $ 742,599

Condensed Statements of Income
                                             Year ended December 31
                                           1993       1992         1991
                                                 (in thousands)
Income:
 Dividends from subsidiaries            $106,350   $ 94,200    $  64,900
 Service fees from subsidiaries           45,286     41,980       37,999
 Interest and other                        3,986      2,239        5,371
 Securities transactions                       -        216       (1,172)
Total income                             155,622    138,635    $ 107,098

Expenses:
 Interest                                    366        808        5,329
 Salaries and benefits                    31,112     28,228       24,461
 Occupancy                                 3,738      3,438        3,496
 Equipment                                 8,008      7,812        7,492
 Other                                    23,056     21,435       19,675
Total expenses                            66,280     61,721       60,453
Income before income taxes and
 equity in undistributed net
 income of subsidiaries                   89,342     76,914       46,645
Income tax benefit                         3,557      3,707        4,632

Income before equity in undistributed
 net income of subsidiaries               92,899     80,621       51,277
Equity in undistributed net income
 of subsidiaries                          35,003     30,470       41,704
Net Income                              $127,902   $111,091    $  92,981

Condensed Statements of Cash Flows
                                                 Year ended December 31
                                             1993          1992         1991
                                                      (in thousands)

Cash flows from operating activities:
 Net income                                 $127,902     $111,091    $  92,981
 Adjustments to reconcile net income
  to net cash provided by operating
  activities:
 Equity in undistributed net income
  of subsidiaries                            (35,003)     (30,470)     (41,704)
 Depreciation, amortization and
  accretion                                   10,514        8,181        7,430
  Net losses (gains) on sales of assets            9         (153)       1,172
 (Increase) decrease in other assets          (1,636)      (1,621)       1,458
 Increase in other liabilities                 4,670           90        3,696
 Net cash provided by operating
   activities                                106,456       87,118       65,033
 Cash flows from investing activities:
 (Increase) decrease in interest-earning
  assets                                     (53,256)      35,014      (19,433)
 Increase in investment in and advances
  to subsidiaries                            (14,479)      (4,174)     (12,238)
 Purchases of leasehold improvements,
  premises and equipment, net                 (2,922)      (1,748)      (1,771)
 Net cash (used for) provided by
  investing activities                       (70,657)      29,092      (33,442)
Cash flows from financing activities:
 Proceeds from common stock issuances          1,132        3,161        1,347
 Repurchases of common stock                       -      (69,994)           -
 Dividends paid to shareholders              (43,380)     (36,413)     (31,492)
 Payments of long-term debt obligations          (47)      (5,838)        (681)
 Net cash used for financing activities      (42,295)    (109,084)     (30,826)
 Net (decrease) increase in cash and
  cash equivalents                            (6,496)       7,126          765
 Cash and cash equivalents at beginning
  of year                                     10,187        3,061        2,296
 Cash and cash equivalents at end
  of year                                   $  3,691     $ 10,187    $   3,061









                                    -89-
         Federal and state banking laws and regulations place certain restrictions on the amount of dividends and loans a bank may make to its parent company. In 1994, the subsidiary banks may distribute to the parent company, in addition to their 1994 net income, approximately $140 million in dividends without written approval from bank regulatory agencies. The remaining net assets of subsidiary banks, approximating $517 million at December 31, 1993, are unavailable for transfer to the parent company.

Note 20.  Foreign Activities

         The following is a summary of assets attributable to foreign activities:

December 31 (in thousands)                 1993        1992       1991
Interest-earning deposits with
 foreign banks and foreign branches
 of U.S. banks                            $21,992    $56,427    $110,785

         The foreign activities of Old Kent are integrated with domestic activities and, therefore, it is not possible to segregate with precision the operating results relating solely to foreign activities. Rates used to determine the internal allocation of funds were based on the average rates of selected interest-bearing sources of funds. Income taxes have been provided at statutory U.S. federal tax rates.

         The following is selected income data related to foreign activities:

Year ended December 31 (in thousands)      1993        1992        1991
Interest income                           $3,390     $ 3,387     $ 8,224
Income before income taxes                 1,214       1,171       2,049
Net income                                   789         773       1,352

Quarterly Financial Data (Unaudited)

         The following is a summary of selected quarterly results of operations for the years ended December 31, 1993 and 1992. This unaudited financial information is not a part of the previously presented financial statements.

(In thousands, except per share data)                                               Three Months Ended
1993                                                            March 31          June 30        Sept. 30          Dec. 31
Interest income                                                 $163,658        $167,937         $162,902         $165,523
Net interest income                                               99,766         104,119           99,448          103,407
Provision for credit losses                                        9,449          10,399            6,581            7,568
Income before income taxes                                        47,366          49,755           50,760           45,672
Net income                                                        30,104          33,421           33,893           30,484
Net income per common share:
 Primary                                                        $    .74        $    .82         $    .83         $    .75
 Fully diluted                                                       .74             .82              .83              .75

(In thousands, except per share data)                                               Three Months Ended
1992                                                            March 31          June 30        Sept. 30          Dec. 31
Interest income                                                 $175,297        $174,381         $170,341         $167,175
Net interest income                                               89,743          95,867           99,284          100,714
Provision for credit losses                                       15,208          11,889           15,840           14,775
Income before income taxes                                        36,487          41,857           42,317           43,296
Net income                                                        24,580          28,325           28,815           29,371

Net income per common share:*
 Primary                                                        $    .61        $    .71         $    .71         $    .72
 Fully diluted                                                       .59             .69              .71              .72

*Per share data is shown adjusted for a three-for-two stock split paid in September 1992.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

          Not applicable.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.

          The information set forth under the captions "Board of Directors" and "Compliance with Section 16(a) of the Exchange Act" in the registrant's definitive Proxy Statement for its April 18, 1994, annual meeting of shareholders is here incorporated by reference.


Item 11.  Executive Compensation.

          The information set forth under the captions "Compensation of Executive Officers and Directors," "Executive Severance Agreements" and "Compensation of Directors" in the registrant's definitive Proxy Statement for its April 18, 1994, annual meeting of shareholders is here incorporated by reference.


Item 12.  Security Ownership of Certain Beneficial Owners and Management.

          The information set forth under the caption "Voting Securities" in the registrant's definitive Proxy Statement for its April 18, 1994, annual meeting of shareholders is here incorporated by reference.


Item 13.  Certain Relationships and Related Transactions.

          The information set forth under the caption "Certain
Relationships and Related Transactions" in the registrant's definitive Proxy Statement for its April 18, 1994, annual meeting of shareholders is here incorporated by reference.

                                    PART IV


Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

     (a) (1) Financial Statements. The following financial statements and independent auditors' report of Old Kent Financial Corporation and its subsidiaries are filed as part of this report:

          Report of Independent Public Accountants dated January 18,
          1994
          Consolidated Balance Sheets--December 31, 1993 and 1992 Consolidated Statements of Income for each of the three years in the period ended
            December 31, 1993
          Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 1993
          Consolidated Statements of Shareholders' Equity for each of the three years in the period ended December 31, 1993
          Notes to Consolidated Financial Statements

          The financial statements, the notes to financial statements, and the independent auditors' report listed above are set forth in Item 8 of this report.

          (2)  Financial Statement Schedules.  Not applicable.

          (3) Exhibits. The following exhibits are filed as part of this report:

          Number              Exhibit
         3  (a)   Restated Articles of Incorporation.  Previously filed
                  as Exhibit 3(a) to the registrant's Form 10-Q
           Quarterly Report for the quarter ended March 31, 1993.
           Here incorporated by reference.

            (b)   Restated Bylaws.

         4  (a)   Certificate of Designation, Preferences, and Rights of
                  Series B Preferred Stock.  Rights Agreement.
                  Previously filed as an exhibit to the registrant's Form
                  8--A Registration Statement filed December 20, 1988.
                  Here incorporated by reference.






                                    -93-
         Number                  Exhibit

            (b) Long-term Debt. The registrant has outstanding long-term debt which at the time of this report does not exceed 10% of the registrant's total consolidated assets. The registrant agrees to furnish copies of the agreements defining the rights of holders of such long-term indebtedness to the Securities and Exchange
                  Commission upon request.

         10 (a) Incentive Stock Option Plan of 1982.* Previously filed as Exhibit 10(a) to the registrant's Form 10-K Annual
                  Report for its fiscal year ended December 31, 1991.
                  Here incorporated by reference.

            (b)   Amendment to Incentive Stock Option Plan of 1982.*
                  Previously filed as Exhibit 10(b) to the registrant's
                  Form 10-K Annual Report for its fiscal year ended
                  December 31, 1991.  Here incorporated by reference.

            (c)   Old Kent Executive Retirement Income Plan and Related
                  Trust.* Previously filed as Exhibit 10(c) to the registrant's Form 10-K Annual Report for its fiscal year ended December 31, 1991. Here incorporated by reference.

            (d) Executive Stock Option Plan of 1986.* Previously filed as Exhibit 10(d) to the registrant's Form 10-K Annual
                  Report for its fiscal year ended December 31, 1991.
                  Here incorporated by reference.

            (e) Restricted Stock Plan of 1987.* Previously filed as part of the registrant's Definitive Proxy Statement dated March 6, 1992. Here incorporated by reference.

            (f)   Old Kent Executive Thrift Plan and Related Trust.*
                  Previously filed as Exhibit 10(f) to the registrant's
                  Form 10-K Annual Report for its fiscal year ended
                  December 31, 1991.  Here incorporated by reference.

            (g) Rights Agreement. Previously filed as an exhibit to the registrant's Form 8--A Registration Statement filed
                  December 20, 1988.  Here incorporated by reference.

            (h) Deferred Stock Compensation Plan.* Previously filed as part of the registrant's Definitive Proxy Statement dated March 6, 1992. Here incorporated by reference.






                                    -94-
         Number              Exhibit

            (i)   Executive Severance Agreements for Messrs. Canepa,
                  Sherwood, Sadler, Wagner and Wisnom.* Previously filed as Exhibit 10(k) to the registrant's Form 10-K Annual
                  Report for its fiscal year ended December 31, 1989.
                  Here incorporated by reference.

            (j) Stock Option Incentive Plan of 1992.* Previously filed as part of the registrant's Definitive Proxy Statement dated March 6, 1992. Here incorporated by reference.

            (k)   Old Kent Deferred Compensation Plan and Related Trust.*
                  Previously filed as Exhibit 10(m) to the registrant's
                  Form 10-K Annual Report for its fiscal year ended
                  December 31, 1991.  Here incorporated by reference.

            (l)   Old Kent Directors' Deferred Compensation Plan and
                  Related Trust.* Previously filed as Exhibit 10(n) to the registrant's Form 10-K Annual Report for its fiscal year ended December 31, 1991. Here incorporated by reference.

            (m)   Amended and Restated Old Kent Directors' Deferred
                  Compensation Plan.* Previously filed as the Appendix to the registrant's Definitive Proxy Statement dated
                  March 12, 1993.  Here incorporated by reference.

         11       Statement Re Computation of Earnings per Common Share.

         12       Statement Re Computation of Other Ratios.

         21       Subsidiaries of Registrant.

         23       Consent of Independent Public Accountants.

         24       Powers of Attorney.

         99       Old Kent Thrift Plan Performance Table.

______________________

* These agreements are management contracts or compensation plans or arrangements required to be filed as exhibits to this Form 10-K.

         Old Kent will furnish a copy of any exhibit listed above to any shareholder of the registrant without charge upon written request to Mr. Martin J. Allen, Jr., Secretary, Old Kent Financial Corporation, One Vandenberg Center, Grand Rapids, Michigan 49503.



                                    -95-
         (b)  Reports on Form 8-K.

         Old Kent filed no Current Reports on Form 8-K during the last quarter of the period covered by this report.

















































                                    -96-
                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  OLD KENT FINANCIAL CORPORATION
                                  (registrant)


Date:  March 29, 1994             By /s/ Richard W. Wroten
                                      Richard W. Wroten
                                      Executive Vice President and
                                      Chief Financial Officer






































                                    -97-
         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.


March 29, 1994                    /s/ John M. Bissell*
                                  John M. Bissell
                                  Director


March 29, 1994                    /s/ John D. Boyles*
                                  John D. Boyles
                                  Director


March 29, 1994                    /s/ John C. Canepa*
                                  John C. Canepa
                                  Chairman of the Board and
                                  Chief Executive Officer, and Director
                                  (Principal Executive Officer)


March 29, 1994                    /s/ Earl D. Holton*
                                  Earl D. Holton
                                  Director


March 29, 1994                    /s/ Michael J. Jandernoa*
                                  Michael J. Jandernoa
                                  Director


March 29, 1994                    /s/ John P. Keller*
                                  John P. Keller
                                  Director


March 29, 1994                    /s/ Jerry K. Myers*
                                  Jerry K. Myers
                                  Director


March 29, 1994                    /s/ William U. Parfet*
                                  William U. Parfet
                                  Director


March 29, 1994                    /s/ Percy A. Pierre*
                                  Percy A. Pierre
                                  Director



                                    -98-
March 29, 1994                    /s/ Robert L. Sadler*
                                  Robert L. Sadler
                                  Vice Chairman of the Board and
                                  Director


March 29, 1994                    /s/ Peter F. Secchia*
                                  Peter F. Secchia
                                  Director


March 29, 1994                    /s/ B. P. Sherwood, III*
                                  B. P. Sherwood, III
                                  Vice Chairman of the Board, Treasurer,
                                  and Director


March 29, 1994                    /s/ Martha L. Thornton*
                                  Martha L. Thornton
                                  Director


March 29, 1994                    /s/ David J. Wagner*
                                  David J. Wagner
                                  Executive Vice President and
                                    Director


March 29, 1994                    /s/ Richard W. Wroten
                                  Richard W. Wroten
                                  Executive Vice President and
                                    Chief Financial Officer
                                  (Principal Financial and
                                    Accounting Officer)


                                  *By /s/ Richard W. Wroten
                                        Richard W. Wroten
                                        Attorney-in-Fact














                                    -99-
                                                     Commission File No. 0-12216





                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549














                                    EXHIBITS
                                       TO
                                   FORM 10-K



                           For the Fiscal Year Ended
                               December 31, 1993













                         Old Kent Financial Corporation
                             One Vandenberg Center
                          Grand Rapids, Michigan 49503








                                 EXHIBIT INDEX
    Number              Exhibit                                        Page
    3  (a)      Restated Articles of Incorporation.  Previously          *
                filed as Exhibit 3(a) to the registrant's
                Form 10-Q Quarterly Report for the quarter
                ended March 31, 1993.  Here incorporated by
                reference.

       (b)      Restated Bylaws.

    4  (a)      Certificate of Designation, Preferences, and             *
                Rights of Series B Preferred Stock.  Rights
                Agreement.  Previously filed as an exhibit to
                the registrant's Form 8--A Registration
                Statement filed December 20, 1988.  Here
                incorporated by reference.

       (b)      Long-term Debt.  The registrant has outstanding         n/a
                long-term debt which at the time of this report
                does not exceed 10% of the registrant's total
                consolidated assets.  The registrant agrees to
                furnish copies of the agreements defining the
                rights of holders of such long-term indebtedness
                to the Securities and Exchange Commission upon
                request.

    10 (a)      Incentive Stock Option Plan of 1982.  Previously         *
                filed as Exhibit 10(a) to the registrant's Form
                10-K Annual Report for its fiscal year ended
                December 31, 1991.  Here incorporated by reference.

       (b)      Amendment to Incentive Stock Option Plan of 1982.        *
                Previously filed as Exhibit 10(b) to the registrant's
                Form 10-K Annual Report for its fiscal year ended
                December 31, 1991.  Here incorporated by reference.

       (c)      Old Kent Executive Retirement Income Plan and            *
                Related Trust.  Previously filed as Exhibit 10(c)
                to the registrant's Form 10-K Annual Report for
                its fiscal year ended December 31, 1991.  Here
                incorporated by reference.

       (d)      Executive Stock Option Plan of 1986.  Previously         *
                filed as Exhibit 10(d) to the registrant's Form
                10-K Annual Report for its fiscal year ended
                December 31, 1991.  Here incorporated by reference.





    Number         Exhibit                                             Page

       (e)      Restricted Stock Plan of 1987.  Previously filed         *
                as part of the registrant's Definitive Proxy
                Statement dated March 6, 1992.  Here incorporated
                by reference.

       (f)      Old Kent Executive Thrift Plan and Related Trust.        *
                Previously filed as Exhibit 10(f) to the registrant's
                Form 10-K Annual Report for its fiscal year ended
                December 31, 1991.  Here incorporated by reference.

       (g)      Rights Agreement.  Previously filed as an exhibit to     *
                the registrant's Form 8--A Registration Statement filed
                December 20, 1988.  Here incorporated by reference.

       (h)      Deferred Stock Compensation Plan.  Previously filed      *
                as part of the registrant's Definitive Proxy
                Statement dated March 6, 1992.  Here incorporated
                by reference.

       (i)      Executive Severance Agreements for Messrs. Canepa,       *
                Sherwood, Sadler, Wagner and Wisnom.  Previously
                filed as Exhibit 10(k) to the registrant's Form
                10-K Annual Report for its fiscal year ended
                December 31, 1989.  Here incorporated by reference.

       (j)      Stock Option Incentive Plan of 1992.  Previously         *
                filed as part of the registrant's Definitive Proxy
                Statement dated March 6, 1992.  Here incorporated
                by reference.

       (k)      Old Kent Deferred Compensation Plan and Related          *
                Trust.  Previously filed as Exhibit 10(m) to the
                registrant's Form 10-K Annual Report for its
                fiscal year ended December 31, 1991.  Here
                incorporated by reference.

       (l)      Old Kent Directors' Deferred Compensation Plan and       *
                Related Trust.  Previously filed as Exhibit 10(n)
                to the registrant's Form 10-K Annual Report for
                its fiscal year ended December 31, 1991.  Here
                incorporated by reference.

       (m)      Amended and Restated Old Kent Directors' Deferred        *
                Compensation Plan.  Previously filed as the
                Appendix to the registrant's Definitive Proxy
                Statement dated March 12, 1993.  Here incorporated
                by reference.

    11          Statement Re Computation of Earnings per Common Share.

    12          Statement Re Computation of Other Ratios.

    Number         Exhibit                                             Page

    21          Subsidiaries of Registrant.

    23          Consent of Independent Public Accountants.

    24          Powers of Attorney.

    99          Old Kent Thrift Plan Performance Table.
_____________________________

*Previously filed











































                           EXHIBIT 3(B)

                              BYLAWS

                                of

                  OLD KENT FINANCIAL CORPORATION


                            ARTICLE I

                             OFFICES

     Section 1. Principal Office. The principal office shall be in the City of Grand Rapids, County of Kent, State of Michigan.

     Section 2. Other Offices. The Corporation may also have offices at such other places both within and without the State of Michigan as the board of directors may from time to time determine or the business of the Corporation may require.

                            ARTICLE II

                     MEETINGS OF SHAREHOLDERS

     Section 1. Times and Places of Meetings. All meetings of the shareholders shall be held at such times and places, within or without the State of Michigan, as may be fixed from time to time by the board of directors. If no designation of the place of a meeting is made, such meeting shall be held at the principal office of Old Kent Bank and Trust Company in Grand Rapids, Michigan.

     Section 2. Annual Meetings. Annual meetings of the share-holders shall be held each year at such time on such business day in the month of April as may be designated by the board of directors, or if no such designation is made, at 10 a.m. on the third Monday in April, or if that day is a legal holiday, then on the next succeeding business day at such place and hour as shall be fixed by the board of directors.

     Section 3. Special Meetings. Special meetings of the shareholders may be called by resolution of a majority of the board of directors or by the Chairman of the Board or Chief Executive Officer of the Corporation, and shall be held on a date fixed by the board of directors or the Chairman of the Board or Chief Executive Officer.

     Section 4. Notice of Meetings. Written notice of each meeting of shareholders, stating the time, place and purposes thereof, shall be given to each shareholder entitled to vote at the meeting not less than ten (10) nor more than sixty (60) days before the date fixed for the meeting. Notice of a meeting need not be given to any shareholder who signs a waiver of notice before or after the meeting. Attendance of a shareholder at a meeting shall constitute both (a) a waiver of notice or defective notice except when the shareholder attends a meeting for the express purpose of objecting, at the beginning of the meeting, to holding the meeting or transacting any business because the meeting has not been lawfully called or convened, and (b) a waiver of objection to consideration of a particular matter at the meeting that is not within the purpose or purposes described in the meeting notice, except when the shareholder objects to considering the matter when it is presented.

     Section 5. Shareholder List. The officer or agent who has charge of the stock ledger of the Corporation shall prepare and make a complete list of the shareholders entitled to vote at each meeting, arranged by class or series of shares in alphabetical order, showing the address of and the number of shares registered in the name of each shareholder. The list shall be produced and kept at the time and place of the meeting and may be inspected during the whole time of the meeting by any shareholder who is present at the meeting.

     Section 6. Quorum. Unless a greater or lesser quorum is provided in the Articles of Incorporation or by law, shares entitled to cast a majority of the votes at a meeting constitute a quorum at the meeting. Except when the holders of a class or series of shares are entitled to vote separately on an item of business, shares of all classes and series entitled to vote shall be combined as a single class and series for the purpose of determining a quorum. When the holders of a class or series of shares are entitled to vote separately on an item of business, shares of that class or series entitled to cast a majority of the votes of that class or series at a meeting constitute a quorum of that class or series at the meeting, unless a greater or lesser quorum is provided in the Articles of Incorporation or by law.
If there is no quorum, the officer of the Corporation presiding as chairman of the meeting shall have the power to adjourn the meeting from time to time, without notice other than announcement at the meeting, until a quorum is present, when any business may be transacted which might have been transacted at the meeting as first convened had there been a quorum. However, if the adjournment is for more than thirty (30) days, or if after the adjournment the board fixes a new record date for the adjourned meeting, notice of the time, place and purposes of such meeting shall be given to each shareholder of record on the new record date. Once a quorum is determined to be present, the shareholders present in person or by proxy at such meeting may continue to do business until adjournment, notwithstanding the withdrawal of enough shareholders to leave less than a quorum.


                               -2-

If a meeting is adjourned solely for the purpose of receiving the results of voting by shareholders, such meeting need not be reconvened. If not reconvened, such meeting shall stand adjourned pending submission of the results of voting to the Secretary of the Corporation, whereupon such meeting shall stand adjourned until the next regular or special meeting of shareholders.

     Section 7. Vote Required. When a quorum is present at a meeting, any action to be taken by a vote of the shareholders, other than the election of directors, shall be authorized by a majority of the votes cast by the holders of shares entitled to vote on the action, unless a greater vote is required by the Articles of Incorporation or express provision of statute.
Except as otherwise provided by the Articles of Incorporation, directors shall be elected by a plurality of the votes cast at an election.

     Section 8. Voting Rights. Except as otherwise provided by the Articles of Incorporation or the resolution or resolutions of the board of directors creating any class of stock, each shareholder shall at every meeting of the shareholders be entitled to one vote in person or by proxy for each share of the capital stock having voting power held by such shareholder. Each proxy to vote shall be in writing and signed by the shareholder or his or her duly authorized representative, and no proxy shall be voted after three years from its date, unless the proxy provides for a longer period.

     Section 9. Conduct of Meetings. Meetings of shareholders generally shall follow accepted rules of parliamentary procedure, subject to the following:

          (a)   The chairman of the meeting shall have
     absolute authority over matters of procedure, and there shall be no appeal from the ruling of the chairman.
     If, in his or her absolute discretion, the chairman deems it advisable to dispense with the rules of parliamentary procedure as to any meeting of shareholders or part thereof, he or she shall so state and shall clearly state the rules under which the meeting or appropriate part thereof shall be conducted.

          (b)  If disorder should arise which, in the
     absolute discretion of the chairman, prevents the continuation of the legitimate business of the meeting, the chairman may quit the chair and announce the adjournment of the meeting, and upon his or her so doing, the meeting is immediately adjourned without the necessity of any vote or further action of the shareholders.


                               -3-
          (c) The chairman may require any person who is not a bona fide shareholder of record on the record date, or a validly appointed proxy of such a shareholder, to leave the meeting.

          (d)  The chairman may introduce nominations,
     resolutions or motions submitted by the board of directors for consideration by the shareholders without
     a motion or second.   Except as the chairman shall
     direct, a resolution or motion not submitted by the board of directors shall be considered for a vote only if proposed by a shareholder of record on the record date or a validly appointed proxy of such a shareholder, and seconded by such a shareholder or proxy other than the individual who proposed the resolution or motion.

          (e)  Except as the chairman shall direct, no
     matter may be presented to the meeting which has not been submitted in writing to the Secretary for inclusion in the agenda at least 10 days before the date of the meeting.

          (f) When all shareholders present at a meeting in person or by proxy have been offered an opportunity to vote on any matter properly before a meeting, the chairman may at his or her discretion declare the polls to be closed, and no further votes may be cast or changed after such declaration. If no such declaration is made by the chairman, the polls shall remain open and shareholders may cast additional votes or change votes until the inspectors of election have delivered their final report to the chairman.

          (g) When the chairman has declared the polls to be closed on all matters then before a meeting, the chairman may declare the meeting to be adjourned pending determination of the results by the inspectors
     of election.   In such event, the meeting shall be
     considered adjourned for all purposes, and the business of the meeting shall be finally concluded upon delivery of the final report of the inspectors of election to the chairman at or after the meeting.

          (h) When the chairman determines that no further matters may properly come before a meeting, he or she may declare the meeting to be adjourned, without motion, second, or vote of the shareholders.





                               -4-
          (i) When the chairman has declared a meeting to be adjourned, unless the chairman has declared the meeting to be adjourned until a later date, no further business may properly be considered at the meeting even though shareholders or holders of proxies representing a quorum may remain at the site of the meeting.

     Section 10. Inspectors of Election. The board of directors or, if they shall not have so acted, the chairman may appoint, at or prior to any meeting of shareholders, one or more persons (who may be directors and/or employees of the Corporation) to serve as inspectors of election. The inspectors so appointed shall determine the number of shares outstanding and the voting power of each, the shares represented at the meeting, the existence of a quorum, the validity and effect of proxies, and shall receive votes or ballots, hear and determine challenges and questions arising in connection with the right to vote, count and tabulate votes or ballots, determine the result, and do such acts as are proper to conduct the election or vote with fairness to all shareholders.

     Section 11. Voting. When any vote is taken by written ballot at any meeting of shareholders, an unrevoked proxy submitted in accordance with its terms shall be accepted in lieu of, and shall be deemed to constitute, a written ballot marked as specified in such proxy.

                           ARTICLE III

                           RECORD DATE

     Section 1. Fixing of Record Date by Board. For the purpose of determining the shareholders entitled to notice of or to vote at any meeting of shareholders, or any adjournment thereof, or to express consent to or dissent from any corporate action in writing without a meeting, or for the purpose of determining shareholders entitled to receive payment of any dividend or the distribution or allotment of any rights or evidences of interests arising out of any change, conversion or exchange of capital stock, or for the purpose of any other action, the board of directors may fix, in advance, a date as the record date for any such determination of shareholders. Such date shall not be more than sixty (60) days nor less than ten (10) days before the date of any such meeting, nor more than sixty (60) days prior to the effectuation of any other action proposed to be taken. Only shareholders of record on a record date so fixed shall be entitled to notice of, and to vote at, such meeting or to receive payment of any dividend or the distribution or allotment of any rights or evidences of interests arising out of any change, conversion or exchange of capital stock.


                               -5-
     Section 2. Provision for Record Date in the Absence of Board Action. If a record date is not fixed by the board of directors: (a) the record date for determination of shareholders entitled to notice of or to vote at a meeting of shareholders shall be the close of business on the day next preceding the day on which notice is given, or, if no notice is given, the day next preceding the day on which the meeting is held; and (b) the record date for determining shareholders entitled to express consent to corporate action in writing, without a meeting, when no prior action by the board of directors is necessary, shall be the day on which the first written consent is expressed; and (c) the record date for determining shareholders for any other purpose shall be the close of business on the day on which the resolution of the board relating thereto is adopted.

     Section 3. Adjournments. When a determination of shareholders of record entitled to notice of or to vote at a meeting of shareholders has been made as provided in this Article, the determination applies to any adjournment of the meeting, unless the board fixes a new record date for the adjourned meeting.

                            ARTICLE IV

                            DIRECTORS

     Section 1. Number and Qualification of Directors. Each director shall be at least twenty-one (21) years of age. A director need not be a shareholder, a citizen of the United States, or a resident of the State of Michigan. The number of directors shall be fixed by resolution of the board of directors as provided in the Articles of Incorporation.

     Section 2.  Vacancies.  Vacancies and newly created
directorships resulting from any increase in the authorized number of directors shall be filled in the manner provided in the Articles of Incorporation.

     Section 3. Powers. The business and affairs of the Corporation shall be managed by its board of directors which may exercise all such powers of the Corporation and do all such lawful acts and things as are not by statute or by the Articles of Incorporation or by these Bylaws directed or required to be exercised or done by the shareholders.

     Section 4. Fees and Expenses. The directors may be paid their expenses, if any, of attendance at each meeting of the board of directors and may be paid a fixed sum for attendance at each meeting of the board of directors or a stated salary as director. No such payment shall preclude any director from



                               -6-
serving the Corporation in any other capacity and receiving compensation therefor. Members of special or standing committees may be allowed like compensation for attending committee meetings.

     Section 5. Resignation and Removal. Any director may resign at any time and such resignation shall take effect upon receipt of written notice thereof by the Corporation, or at such subsequent time as set forth in the notice of resignation. Directors may be removed only as provided by statute or the Articles of Incorporation.

                            ARTICLE V

                      MEETINGS OF DIRECTORS

     Section 1. Place of Meetings. The board of directors of the Corporation may hold meetings, both regular and special, either within or without the State of Michigan.

     Section 2. First Meeting of Newly Elected Board. The first meeting of each newly elected board of directors shall be held immediately following the annual meeting of shareholders, and no notice of such meeting shall be necessary to the newly elected directors to legally constitute the meeting, provided a quorum shall be present. In the event such meeting is not held immediately following the annual meeting of shareholders, the meeting may be held at such time and place as shall be specified in a notice given as hereinafter provided for special meetings of the board of directors, or as shall be specified in a written waiver signed by all of the directors.

     Section 3. Regular Meetings. Regular meetings of the board of directors may be held with or without notice at such time and at such place as shall from time to time be determined by the board.

     Section 4. Special Meetings. Special meetings of the board may be called by the Chairman of the Board or the Chief Executive Officer on two (2) days' notice to each director, either personally, by mail, by telegram or by facsimile transmission; special meetings shall be called by the Chairman of the Board or Chief Executive Officer in like manner and on like notice on the written request of two (2) directors.

     Section 5. Purpose Need Not Be Stated. Neither the business to be transacted at, nor the purpose of, any regular or special meeting of the board of directors need be specified in the notice of such meeting.




                               -7-
     Section 6. Quorum. At all meetings of the board of directors a majority of the total number of directors shall constitute a quorum for the transaction of business, and the acts of a majority of the directors present at any meeting at which there is a quorum shall be the acts of the board of directors, except as may be otherwise specifically provided by statute or by the Articles of Incorporation. If a quorum is not present at any meeting of the board of directors, the directors present thereat may adjourn the meeting from time to time, without notice other than announcement at the meeting, until a quorum is present.

     Section 7. Action Without a Meeting. Unless otherwise restricted by the Articles of Incorporation or these Bylaws, any action required or permitted to be taken at any meeting of the board of directors or of any committee thereof may be taken without a meeting if, before or after the action, all members of the board or of such committee, as the case may be, consent thereto in writing and such written consent is filed with the minutes or proceedings of the board or committee.

     Section 8. Meeting by Telephone or Similar Equipment. Members of the board of directors or any committee designated by the board of directors may participate in a meeting of such board, or committee, by means of conference telephone or similar communications equipment by means through which all persons participating in the meeting can communicate with each other. Participation in a meeting pursuant to this Section shall constitute presence in person at the meeting.

     Section 9. Waiver of Notice. Attendance of a director at or participation in a meeting of the board of directors or any committee constitutes a waiver of notice of the meeting, except where a director attends a meeting for the express purpose of objecting, at the beginning of the meeting or upon his or her arrival, to the meeting or the transaction of any business because the meeting has not lawfully been called or convened, and the person does not thereafter vote for or assent to any action taken at the meeting. Notice of any meeting of the board or a committee need not be given to any person entitled thereto who waives such notice in writing, either before or after the meeting.

                            ARTICLE VI

                     COMMITTEES OF DIRECTORS

     Section 1. Committees. The board of directors may from time to time appoint committees, whose membership shall consist of such members of the board of directors as it may deem advisable, to serve at the pleasure of the board. The board of



                               -8-
directors may also appoint directors to serve as alternates for members of each committee in the absence or disability of regular members. The board of directors may fill any vacancies in any committee as they occur.

     Section 2. Executive Committee. The Executive Committee, if there is one, shall have and may exercise the full powers and authority of the board of directors in the management of the business affairs and property of the Corporation during the intervals between meetings of the board of directors. The Executive Committee shall also have the power and authority to declare distributions and dividends and to authorize the issuance of stock.

     Section 3.  Audit Committee.

          (a) Function. The Audit Committee shall perform the function of an audit committee for the Corporation and each of its subsidiaries as that function may be defined for the purpose of compliance with laws and regulations applicable to the Corporation and each of its subsidiaries. The Audit Committee shall have the following duties and responsibilities:

               (i)  causing a suitable examination of the
          financial records and operations of the
          Corporation and each of its subsidiaries to be made by the internal auditor of the Corporation;

               (ii) recommending to the board of directors the employment of independent public accountants who fulfill the requirements established by
          Section 36 of the Federal Deposit Insurance Act, as amended, and any regulations issued pursuant to such act by the Federal Deposit Insurance Corporation or any successor of such corporation;

              (iii) reviewing with the independent
          public accountants and management of the Corporation and its subsidiaries the bases for reports required by Section 36 of the Federal
          Deposit Insurance Act, as amended, and any regulations issued pursuant to such act by the Federal Deposit Insurance Corporation or any successor of such corporation;

              (iv)  reviewing examination reports of the
          Corporation prepared by regulatory authorities and such other information concerning examination




                               -9-
          reports of the Corporation's subsidiaries as the committee deems advisable; and

               (v)  reporting to the board of directors at
          least once each calendar year concerning the results of examinations made and such conclusions and recommendations as the Audit Committee deems advisable.

          (b)  Eligibility of Members.  Directors who
     fulfill all of the following conditions shall be eligible to serve on the Audit Committee:

               (i)  members may not be current employees of
          the Corporation or any of its subsidiaries; and

               (ii) members must satisfy the requirements established by Section 36 of the Federal Deposit Insurance Act, as amended, and any regulations issued pursuant to such act by the Federal Deposit Insurance Corporation or any successor of such corporation.

          (c) Authorized Actions. The Audit Committee shall have the power to take and effect such actions as it deems necessary or advisable in the performance of its duties. The committee may engage counsel and other consultants to assist the committee in performing its duties. Such counsel and other consultants may but need not be otherwise engaged by the Corporation unless otherwise prohibited by applicable laws or regulations.

     Section 4.  Personnel Committee.

          (a) Function. The Personnel Committee shall perform the function of a compensation committee as that function may be defined for the purpose of compliance with laws and regulations applicable to the Corporation. The Personnel Committee shall have the following duties and responsibilities:

               (i)  administering the option plans and
          benefit plans of the Corporation which are approved by the board of directors;

               (ii) determining the compensation policy of the Corporation, reviewing the personnel policies and programs of the Corporation, and submitting recommendations to the board of directors;




                               -10-
              (iii) determining the compensation of the Chief Executive Officer, reviewing individual salaries of other executive officers, and submitting recommendations to the board of directors; and

              (iv)  preparing an annual report that may be
          submitted to the Corporation's shareholders concerning the compensation policy of the Corporation and the committee's compensation decisions during the previous fiscal year.

          (b)  Eligibility of Members.  Directors who
     fulfill all of the following conditions shall be eligible to serve on the Personnel Committee:

               (i)  members may not be current or former
          employees of the Corporation or any of its subsidiaries;

               (ii) members must be disinterested persons as such term may be defined for purposes of Section
          16 of the Securities Exchange Act of 1934, as amended; and

              (iii) members must not have an
          Interlocking Relationship with any executive officer of the Corporation.

     An Interlocking Relationship shall include a relationship where an executive officer of the Corporation serves as a member of the board of directors of another entity of which a director of the Corporation is an executive officer, or any other relationship that would be required to be disclosed pursuant to Item 402(j)(3) of Regulation S-K issued by the Securities and Exchange Commission.

          (c) Authorized Actions. The Personnel Committee shall have the power to take and effect the following actions:

               (i) authorize the issuance of stock pursuant to the option plans and benefit plans of the Corporation which are approved by the board of directors;

               (ii) interpret the option plans and benefit plans of the Corporation which it administers to the extent that such power does not conflict with the terms of the applicable plan document; and


                               -11-
              (iii) engage counsel and other
          consultants as the committee may deem necessary or advisable to assist the committee in performing its duties, which counsel and other consultants may but need not be otherwise engaged by the Corporation.

     Section 5. Committee on Directors. The Committee on Directors, if there is one, shall consider candidates for the board of directors, propose to the board of directors candidates for directors for submission to the shareholders at the annual meeting, and review the retirement policy for directors and make recommendations to the board of directors concerning this policy.

     Section 6. Other Committees. The board of directors may designate such other committees as it may deem appropriate, and such committees shall exercise the authority delegated to them.

     Section 7. Meetings. Each committee provided for above shall meet as often as its business may require and may fix a day and time for regular meetings, notice of which shall not be required. Whenever the day fixed for a meeting shall fall on a holiday, the meeting shall be held on the following business day or on such other day as the chairman of the committee may determine. Special meetings of committees may be called by any member, and notice thereof may be given to the members by telephone, telegram, letter or facsimile transmission. A majority of the members of a committee shall constitute a quorum for the transaction of the business of the committee. A record of the proceedings of each committee shall be kept and presented to the board of directors.

     Section 8. Substitutes. In the absence or disqualification of a member of a committee, the members thereof present at a meeting and not disqualified from voting, whether or not they constitute a quorum, may unanimously appoint another member of the board to act at the meeting in place of such absent or disqualified member.

                           ARTICLE VII

                  OFFICERS AND TITLED POSITIONS

     Section 1. Appointment of Officers. The board of directors at its first meeting after the annual meeting of shareholders, or as soon as practicable after the election of directors in each year, shall appoint from its number a Chairman of the Board and a President. The board of directors shall also appoint a Secretary, a Treasurer and a Chief Financial Officer, all of whom shall be officers of the Corporation. The board of directors may



                               -12-
also appoint and expressly designate such other individuals as it may deem proper to be officers of the Corporation, with such titles as the board of directors may deem appropriate. If the offices of Chairman of the Board and President are held by a single person, that officer shall be the Chief Executive Officer of the Corporation; if not, the board of directors shall designate either the Chairman of the Board or the President to be the Chief Executive Officer of the Corporation. The dismissal of an officer, the appointment of an officer to fill the office of one who has been dismissed or has ceased for any reason to be an officer, the appointment of any additional officers, and the change of an officer to a different or additional office, may be made by the board of directors at any later meeting. Any two or more offices may be filled by the same person.

     Section 2. Appointments to Titled Positions. The board may from time to time designate and appoint individuals to fill titled positions as it may deem proper. Such holders of other titled positions as may from time to time be appointed by the board of directors pursuant to this Article shall hold such titles as are assigned by the board of directors and shall perform such duties and exercise such authority as may be assigned by the board of directors or the Chief Executive Officer. The dismissal of the holder of a titled position, the appointment of a replacement for the holder of a titled position to fill the place of one who has been dismissed or has ceased for any reason to hold a titled position, the appointment of any additional titled position holders, and the change of a titled position holder to a different or additional position, may be made by the board of directors at any meeting. Any two or more titled positions may be filled by the same person.

     Section 3. Authority of Officers. The Chief Executive Officer, the President (if not also the Chief Executive Officer), the Secretary, the Treasurer, the Chief Financial Officer and such other persons as the board of directors shall have appointed and expressly designated as officers shall be the only officers of the Corporation. Only the officers of the Corporation shall have discretionary authority to determine the fundamental policies of the Corporation. Holders of titled positions who have not been expressly designated as officers of the Corporation in this Section or by the board of directors shall not be officers of the Corporation regardless of their titles.

     Section 4. Authority of Titled Positions. Holders of titled positions who are not officers shall not have discretionary authority to determine fundamental policies of the Corporation and shall not, by reason of holding such titled positions, be entitled to have access to any files, records or other information relating or pertaining to the Corporation, its



                               -13-
business and finances, or to attend or receive the minutes of any meetings of the board of directors or any committee of the Corporation, except as and to the extent expressly authorized and permitted by the board of directors or the Chief Executive
Officer.

     Section 5. Term of Service. Each officer and holder of a titled position shall serve at the pleasure of the board. The board of directors may remove any officer or holder of a titled position from that office or position for cause or without cause. Any officer or holder of a titled position may resign his or her office or position at any time, such resignation to take effect upon receipt of written notice thereof by the Corporation unless otherwise specified in the resignation.

     Section 6. Chairman of the Board. The Chairman of the Board shall preside at all meetings of the shareholders and all meetings of the board of directors.

     Section 7. President. The President shall, subject to the direction of the board of directors, see that all orders and resolutions of the board are carried into effect, and shall perform all other duties necessary or appropriate to his or her office, subject, however, to his or her right and the right of the directors to delegate any specific powers to any other officer or officers of the Corporation. In case of the absence or inability to act of the Chairman of the Board, the President shall exercise all of the duties and responsibilities of the Chairman until the board shall otherwise direct.

     Section 8. Chief Executive Officer. The Chief Executive Officer, in addition to his or her duties as Chairman of the Board or President, as the case may be, shall have final authority, subject to the control of the board of directors, over the general policy and business of the Corporation and shall have the general control and management of the business and affairs of the Corporation. The Chief Executive Officer shall have the power, subject to the control of the board of directors, to appoint, suspend or discharge and to prescribe the duties and to fix the compensation of such agents and employees of the Corporation, other than the officers appointed by the board, as he or she may deem necessary.

     Section 9. Vice-Chairmen of the Board. Each Vice-Chairman of the Board shall have such powers and perform such duties as may be assigned to him or her from time to time by the board of directors or the Chief Executive Officer. In case of the absence or inability to act of the Chairman of the Board and the President, the duties of his or her office shall, unless otherwise specified by these Bylaws, be performed by the Vice-



                               -14-
Chairmen of the Board in the order of their seniority or such other priority as may be established by the board or by the Chief Executive Officer, unless and until the board shall otherwise direct, and, when so acting, the duly authorized Vice- Chairman of the Board shall have all the powers of, and shall be subject to the restrictions upon, the Chairman of the Board or the President.

     Section 10. Vice Presidents. Each Executive Vice President, Senior Vice President, Vice President, Assistant Vice President and such other vice presidents as may be designated by the board of directors shall have such powers and perform such duties as may be assigned to him or her from time to time by the board of directors or the Chief Executive Officer. In case of the absence or inability to act of the President, and in the absence or inability to act of the Vice-Chairmen of the Board, the duties of the President shall, unless otherwise specified by these Bylaws, be performed by the Executive Vice Presidents, the Senior Vice Presidents, the Vice Presidents, the Assistant Vice Presidents and then such other vice presidents as may be designated by the board in the order of their seniority or such other priority as may be established by the board or by the Chief Executive Officer, unless and until the board shall otherwise direct, and, when so acting, the duly authorized Executive Vice President, Senior Vice President, Vice President or Assistant Vice President shall have all the powers of, and shall be subject to the restrictions upon, the President. Executive Vice Presidents, Senior Vice Presidents, Vice Presidents and Assistant Vice Presidents have the authority to sign or execute contracts and other documents which shall be binding on the Corporation and to fulfill the terms thereof, but such Executive Vice Presidents, Senior Vice Presidents, Vice Presidents and Assistant Vice Presidents shall not have the discretionary policy-making authority conferred upon the officers by these Bylaws unless expressly designated as an officer by the board of directors.

     Section 11. Secretary. The Secretary shall attend all sessions of the board of directors and all meetings of the shareholders and shall record all votes and the minutes of all proceedings in a book to be kept for that purpose. The Secretary shall perform like duties for committees when required. He or she shall give, or cause to be given, notice of all meetings of the shareholders and meetings of the board of directors. He or she shall keep in safe custody the seal of the Corporation and shall see that it is affixed to all documents the execution of which, on behalf of the Corporation under its seal, is necessary or appropriate, and when so affixed may attest the same. He or she shall perform such other duties as may be prescribed by the board of directors or the Chief Executive Officer.




                               -15-
     Section 12. Treasurer. The Treasurer shall have custody of the corporate funds and securities, except as otherwise provided by the board, shall cause to be kept full and accurate accounts of receipts and disbursements in books belonging to the Corporation, and shall deposit all moneys and other valuable effects in the name and to the credit of the Corporation in such depositories as may be designated by the board of directors. He or she shall disburse the funds of the Corporation as may be ordered by the board or directors, taking proper vouchers for such disbursements, and shall render to the directors, at the regular meetings of the board or whenever they may require it, an account of all his or her transactions as Treasurer and of the financial condition of the Corporation.

     Section 13. Absence. In the case of the absence or inability to act of any officer or holder of any titled position, or for any other reason that the board may deem sufficient, the board of directors or the Chief Executive Officer may delegate for the time being the powers or duties of such officer or holder of any titled position, to any other director or officer. To the extent that the enumerated powers or duties do not involve participation in major policy-making functions of the Corporation or the exercise of discretionary authority to that end, said powers or duties may be delegated for the time being to the holder of a titled position, but shall be exercised under the supervision of an officer.

                           ARTICLE VIII

                         INDEMNIFICATION

     Section 1. Indemnification Other Than in Actions by or in the Right of the Corporation. Any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative (other than an action by or in the right of the Corporation) by reason of the fact that he or she is or was a director or executive officer of the Corporation or a subsidiary, or, while serving as such a director or executive officer, is or was serving at the request of the Corporation or a subsidiary as a director, officer, partner, trustee, employee or agent of another foreign or domestic - Corporation, partnership, joint venture, trust or other enterprise, whether for profit or not, shall be indemnified by the Corporation against expenses (including attorneys' fees), judgments, penalties, fines and amounts paid in settlement actually and reasonably incurred by him or her in connection with such action, suit or proceeding if he or she acted in good faith and in a manner he or she reasonably believed to be in or not opposed to the best interests of the Corporation or its



                               -16-
shareholders, and, with respect to any criminal action or proceeding, had no reasonable cause to believe his or her conduct was unlawful. The termination of any action, suit or proceeding by judgment, order, settlement, conviction or upon a plea of nolo contendere or its equivalent, shall not, of itself, create a presumption that the person did not act in good faith and in a manner which he or she reasonably believed to be in or not opposed to the best interests of the Corporation or its shareholders, or with respect to any criminal action or proceeding, that he or she had reasonable cause to believe that his or her conduct was unlawful. Persons who are not directors or executive officers of the Corporation or a subsidiary may be similarly indemnified in respect of such service to the extent authorized at any time by the board of directors, except as otherwise provided by statute or the Articles of Incorporation.

     Section 2. Indemnification in Actions by or in the Right of the Corporation. Any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action or suit by or in the right of the Corporation to procure a judgment in its favor by reason of the fact that he or she is or was a director or executive officer of the Corporation or a subsidiary, or, while serving as such a director or executive officer, is or was serving at the request of the Corporation or a subsidiary as a director, officer, partner, trustee, employee or agent of another foreign or domestic Corporation, partnership, joint venture, trust or other enterprise, whether for profit or not, shall be indemnified by the Corporation against expenses (including attorneys' fees) and amounts paid in settlement actually and reasonably incurred by him or her in connection with the action or suit if he or she acted in good faith and in a manner he or she reasonably believed to be in or not opposed to the best interests of the Corporation or its shareholders. Indemnification shall not be made for any claim, issue or matter in which such person has been found liable to the Corporation except to the extent authorized in Section 6 of this Article. Persons who are not directors or executive officers of the Corporation or a subsidiary may be similarly indemnified in respect of such service to the extent authorized at any time by the board of directors, except as otherwise provided by statute or the Articles of Incorporation.

     Section 3. Expenses. To the extent that a director or executive officer, or other person whose indemnification is authorized by the board of directors, has been successful on the merits or otherwise, including the dismissal of an action without prejudice, in the defense of any action, suit or proceeding referred to in Section 1 or 2 of this Article, or in the defense of any claim, issue or matter therein, he or she shall be indemnified against expenses (including attorneys' fees) actually



                               -17-
and reasonably incurred by him or her in connection therewith and any action, suit or proceeding brought to enforce the mandatory indemnification provided in this Section.

     Section 4. Authorization of Indemnification. Any indemnification under Section 1 or 2 of this Article (unless ordered by a court) shall be made by the Corporation only as authorized in the specific case upon a determination that indemnification is proper in the circumstances because the person has met the applicable standard of conduct set forth in this Article and upon an evaluation of the reasonableness of expenses and amounts paid in settlement. Such determination shall be made
(a) by the board of directors by a majority vote of a quorum consisting of directors who are not parties or threatened to be made parties to such action, suit or proceeding, or if such a quorum cannot be obtained, by a majority vote of a committee duly designated by the board consisting solely of two or more directors not at the time parties or threatened to be made parties to such action, suit or proceeding; (b) by independent legal counsel (who may be the regular counsel of the Corporation) in a written opinion, which counsel shall be selected as provided in (a) above, provided that if a committee cannot be designated as provided in (a) above, then the board shall select such independent counsel; (c) by all Independent Directors (as that term is defined in the Michigan Business Corporation Act) who are not parties or threatened to be made parties to such action, suit or proceeding; or (d) by the shareholders, but shares held by directors, officers, employees or agents who are parties or threatened to be made parties to such action, suit or proceeding may not be voted. In designating a committee under (a) above, or in the selection of independent legal counsel in the event a committee cannot be designated pursuant to (b) above, all directors may participate. The Corporation may indemnify a person for a portion of expenses (including reasonable attorneys' fees), judgments, penalties, fines and amounts paid in settlement for which the person is entitled to indemnification under Section 1 or 2 of this Article, even though the person is not entitled to indemnification for the total amount of such expenses, judgments, penalties, fines and amounts paid in settlement.

     Section 5. Advancing of Expenses. Expenses incurred by any person who is or was serving as a director or executive officer of the Corporation or a subsidiary in defending a civil or criminal action, suit or proceeding described in Section 1 or 2 of this Article shall be paid by the Corporation in advance of the final disposition of such action, suit or proceeding if (a) the person furnishes the Corporation a written affirmation of his or her good faith belief that he or she has met the applicable standard of conduct set forth in Section 1 or 2 of this Article;
(b) the person furnishes the Corporation a written undertaking,



                               -18-
executed personally or on his or her behalf, to repay the advance if it is ultimately determined that he or she did not meet the applicable standard of conduct; and (c) a determination is made that the facts then known to those making the determination would not preclude indemnification under the Michigan Business Corporation Act. Persons who are or were not serving as a director or executive officer of the Corporation or a subsidiary may receive similar advances of expenses to the extent authorized at any time by the board of directors, except as otherwise provided by statute or the Articles of Incorporation. Determinations under this Section shall be made in the manner specified in Section 4 of this Article. Notwithstanding the foregoing, in no event shall any advance be made in instances where the board or independent legal counsel reasonably determines that such person deliberately breached his or her duty to the Corporation or its shareholders.

     Section 6. Right to Indemnification Upon Application; Procedure Upon Application. A director, executive officer or other person who is a party or threatened to be made a party to an action, suit or proceeding may apply for indemnification to the court conducting the proceeding or to another court of competent jurisdiction. On receipt of an application, the court may order indemnification if it determines that the person is fairly and reasonably entitled to indemnification in view of all the relevant circumstances, whether or not he or she met the applicable standard of conduct set forth in Section 1 or 2 of this Article or was adjudged liable as described in Section 2 of this Article, provided, however, that if he or she was adjudged liable, his or her indemnification shall be limited to reasonable expenses incurred.

     Section 7. Indemnification Under Bylaws Not Exclusive. The indemnification or advancement of expenses provided by this Article shall not be deemed exclusive of any other rights to which those seeking indemnification or advancement of expenses may be entitled under the Articles of Incorporation, any bylaw, agreement, vote of shareholders or disinterested directors, or otherwise, both as to action in his or her official capacity and as to action in another capacity while holding such office, and shall continue as to a person who has ceased to be a director, officer, employee or agent, and shall inure to the benefit of the heirs, executors and administrators of such a person. The total amount of expenses advanced or indemnified from all sources shall not exceed the amount of actual expenses incurred by the person seeking indemnification or advancement of expenses. All rights to indemnification under this Article shall be deemed to be provided by a contract between the Corporation and the director, officer, employee or agent who serves in such capacity at any time while these Bylaws and other relevant provisions of the



                               -19-
general corporation law and other applicable law, if any, are in effect. Any repeal or modification thereof shall not affect any rights or obligations then existing.

     Section 8. Insurance. The Corporation may purchase and maintain insurance on behalf of any person who is or was a director, officer, employee or agent of the Corporation, or is or was serving at the request of the Corporation as a director, officer, partner, trustee, employee or agent of another Corporation, partnership, joint venture, trust or other enterprise against any liability asserted against him or her and incurred by him or her in any such capacity, or arising out of his or her status as such, whether or not the Corporation would have the power to indemnify him or her against such liability under the provisions of this Article.

     Section 9. Mergers. For the purposes of this Article, references to the "Corporation" include all constituent Corporations absorbed in a consolidation or merger, as well as the resulting or surviving Corporation, so that any person who is or was a director, officer, employee or agent of such constituent Corporation, or is or was serving at the request of such constituent Corporation as a director, officer, partner, trustee, employee or agent of another foreign or domestic Corporation, partnership, joint venture, trust or other enterprise, whether for profit or not, shall stand in the same position under the provisions of this Article with respect to the resulting or surviving Corporation if he or she had served the resulting or surviving Corporation in the same capacity.

     Section 10. Savings Clause. If this Article or any portion thereof shall be invalidated on any ground by any court of competent jurisdiction, then the Corporation shall nevertheless indemnify each director, executive officer or other person whose indemnification is authorized by the board of directors as to expenses (including attorneys' fees), judgments, fines and amounts paid in settlement with respect to any action, suit or proceeding, whether civil, criminal, administrative or investigative, including a grand jury proceeding and an action by the Corporation, to the full extent permitted by any applicable portion of this Article that shall not have been invalidated or by any other applicable law.

                            ARTICLE IX

                           SUBSIDIARIES

     Section 1.  Subsidiaries. The board of directors, the Chief
Executive Officer, or any executive officer designated by the board of directors may vote the shares of stock owned by the



                               -20-
Corporation in any subsidiary, whether wholly or partly owned by the Corporation, in such manner as they may deem in the best interests of the Corporation, including, without limitation, for the election of directors of any subsidiary corporation, or for any amendments to the charter or bylaws of any such subsidiary corporation, or for the liquidation, merger or sale of assets of any such subsidiary corporation. The board of directors, the Chief Executive Officer, or any executive officer designated by the board of directors may cause to be elected to the board of directors of any such subsidiary corporation such persons as they shall designate, any of whom may, but need not be, directors, executive officers, or other employees or agents of the Corporation. The board of directors, the Chief Executive Officer, or any executive officer designated by the board of directors may instruct the directors of any such subsidiary corporation as to the manner in which they are to vote upon any issue properly coming before them as the directors of such subsidiary corporation, and such directors shall have no liability to the Corporation as the result of any action taken in accordance with such instructions.

     Section 2. Subsidiary Officers Not Executive Officers. The officers of any subsidiary corporation shall not, by virtue of holding such title and position, be deemed to be executive officers of the Corporation, nor shall any such officer of a subsidiary corporation, unless he or she is also a director or executive officer of the Corporation, be entitled to have access to any files, records or other information relating or pertaining to the Corporation, its business and finances, or to attend or receive the minutes of any meetings of the board of directors or any committee of the Corporation, except as and to the extent expressly authorized and permitted by the board of directors or the Chief Executive Officer.

                            ARTICLE X

                      CERTIFICATES OF STOCK

     Section 1. Form. Every holder of stock in the Corporation shall be entitled to have a certificate, signed by, or in the name of the Corporation by, the Chairman of the Board, a Vice Chairman of the Board, the President, an Executive Vice President, a Senior Vice President, or a Vice President and the Treasurer, an Assistant Treasurer, the Secretary or an Assistant Secretary of the Corporation, certifying the number of shares owned by him or her in the Corporation. The certificate may, but need not be, sealed with the seal of the Corporation, or a facsimile thereof.





                               -21-
     Section 2. Facsimile Signatures. Where a certificate is signed (a) by a transfer agent or an assistant transfer agent, or (b) by a transfer clerk acting on behalf of the Corporation and a registrar, the signatures of the Chairman of the Board, Vice Chairman of the Board, President, Executive Vice President, Senior Vice President, Vice President, Treasurer, Assistant Treasurer, Secretary or Assistant Secretary may be facsimiles.
In case any officer(s) or any holder(s) of a titled position who has signed, or whose facsimile signature(s) has been used on, any certificate shall cease to be such officer(s) or holder(s) before such certificate has been delivered by the Corporation, such certificate may nevertheless be issued and delivered as though the person(s) who signed such certificate or whose facsimile signature(s) appears thereon continued to be such officer(s) or holder(s) of such titled position.

     Section 3. Lost Certificates. The officers may direct a new certificate to be issued in place of any certificate theretofore issued by the Corporation alleged to have been lost, stolen or destroyed upon the making of an affidavit of that fact by the person claiming the certificate of stock to be lost, stolen or destroyed. When authorizing such issue of a new certificate or certificates, the officers may, in their discretion and as a condition precedent to the issuance thereof, require the owner of such lost, stolen or destroyed certificate, or his or her legal representative, to advertise the same in such manner as it shall require and/or to give the Corporation a bond in such sum as they may direct as indemnity against any claim that may be made against the Corporation with respect to the certificate alleged to have been lost, stolen or destroyed.

     Section 4. Registered Owner. The Corporation shall be entitled to recognize the exclusive rights of a person registered on its books as the owner of shares to receive dividends and to vote as such owner, and to hold liable for calls and assessments a person registered on its books as the owner of shares; the Corporation shall not be bound to recognize any equitable or other claim to or interest in such share or shares on the part of any other person, whether or not it shall have express or other notice thereof, except as otherwise provided by the laws of Michigan.

                            ARTICLE XI

                        GENERAL PROVISIONS

     Section 1. Checks. Any signature on any check, demand or note may be signed by the facsimile signature of any person authorized by the board of directors to sign under this Section 1 of Article XI. If any officer who has signed or whose facsimile signature has been used shall cease to be such officer, such


                               -22-
document may nevertheless be signed by means of such facsimile signature and delivered as though the person who signed such document or whose facsimile signature has been used thereon had not ceased to be such officer.

     Section 2. Fiscal Year. The fiscal year of the Corporation shall be fixed by resolution of the board of directors.

     Section 3. Seal. The corporate seal shall have inscribed thereon the name of the Corporation and the words "Corporate Seal, Michigan." The seal may be used by causing it or a facsimile thereof to be impressed, affixed, reproduced or otherwise.

     Section 4. Voting Securities. The Chief Executive Officer or any executive officer designated by the board of directors shall have full power and authority on behalf of the Corporation to attend and to act and to vote, or to execute in the name or on behalf of the Corporation a proxy authorizing an agent or attorney-in-fact for the Corporation to attend and to act and to vote, at any meetings of security holders of corporations in which the Corporation may hold securities, and at such meetings he or she and his or her duly authorized agent or attorney-in-fact shall possess and may exercise any and all rights and powers incident to the ownership of such securities and which, as the owner thereof, the Corporation might have possessed and exercised if present.

     Section 5. Dividends. Dividends upon the capital stock of the Corporation, subject to the provisions of the Articles of Incorporation, if any, may be declared by the board of directors at any regular or special meeting pursuant to law. Dividends may be paid in cash, in property, or in shares of capital stock, subject to the provisions of the Articles of Incorporation.

     Section 6. Reserves. Before payment of any dividends, there may be set aside out of any funds of the Corporation available for dividends such sum or sums as the directors from time to time, in their absolute discretion, think proper as a reserve or reserves to meet contingencies, or for equalizing dividends, or for repairing or maintaining any property of the Corporation, or for such other purpose as the directors shall think conducive to the interests of the Corporation, and the directors may modify or abolish any such reserve in the manner in which it was created.









                               -23-
                           ARTICLE XII

                            AMENDMENTS

     These Bylaws may be amended, altered, changed, added to or repealed by the shareholders at any regular or special meeting of the shareholders if notice of such action be contained in the notice of such meeting, or by the board of directors at any regular or special meeting of the board of directors.












































                               -24-
                              EXHIBIT 11

                                      EARNINGS PER SHARE CALCULATIONS - PRIMARY AND FULLY DILUTED

For the year ended December 31:
(Restated for stock splits)                                                   1993               1992               1991
Primary
Net income                                                               $127,902,000        $111,091,000       $92,981,000
Deduct dividends on preferred stock                                                 0                   0                 0
Income for Primary E.P.S. Calculation                                    $127,902,000        $111,091,000       $92,981,000

Average common shares                                                      40,500,375          40,063,456        40,017,162
Common stock equivalents                                                      247,941             293,335           227,415
Shares for Primary E.P.S. Calculation                                      40,748,316          40,356,791        40,244,577

Primary E.P.S.                                                                  $3.14               $2.75             $2.31


Fully Diluted
Net income                                                               $127,902,000        $111,091,000       $92,981,000
Add back interest on convertible debt
   (net of income tax)                                                              0             101,000         2,433,000
Income for Fully Diluted E.P.S. Calculation                              $127,902,000        $111,192,000       $95,414,000

Average common shares outstanding                                          40,500,375          40,063,456        40,017,162
Common stock equivalents                                                      247,941             349,025           339,102
Additional common shares issuable to
   preferred shareholders and debt holders                                          0             685,089         2,746,482
Shares for Fully Diluted E.P.S. Calculation                                40,748,316          41,097,570        43,102,746

Fully Diluted E.P.S.                                                            $3.14               $2.71             $2.21




















                              EXHIBIT 12

                                               STATEMENT OF COMPUTATION OF OTHER RATIOS

                                                                         (Dollars in thousands, except per share data)
For the year ended December 31:                                     1993             1992            1991           1990
Net income                                                      $  127,902      $   111,091     $    92,981     $   87,476
Less:  preferred stock dividends                                        --               --              --           (636)
Net income available to common shareholders                        127,902          111,091          92,981         86,840

Average common equity                                              768,161          683,830         638,106        580,430
Average total equity                                               768,161          683,830         638,106        585,997
Average assets                                                   9,253,633        8,761,913       8,347,108      7,975,849
Fully diluted net income per common share*                      $     3.14      $      2.71     $      2.21     $     2.08
Dividends per common share*                                     $     1.07      $   .90 1/3     $   .78 2/3     $  .72 1/3

Ratios:

Return on average common equity                                     16.65%           16.25%          14.57%         14.96%
  (net income available to common shareholders
  divided by average common equity)

Return on average total equity                                      16.65%           16.25%          14.57%         14.93%
  (net income divided by average total equity)

Return on average assets                                             1.38%            1.27%           1.11%          1.10%
  (net income divided by average assets)

Average total equity to average assets                               8.30%            7.80%           7.64%          7.35%

Dividend payout ratio                                                34.1%            33.3%           35.6%          34.8%
  (dividends per common share divided by
  fully diluted net income per common share)
_____________________________

*Per share amounts are shown adjusted for a 3-for-2 stock split paid September 1992.















                                   EXHIBIT 21

                           SUBSIDIARIES OF REGISTRANT
                            as of December 31, 1993

               1.   Old Kent Bank and Trust Company
                    Jurisdiction of Incorporation:  Michigan

               2.   Old Kent Bank
                    Jurisdiction of Incorporation:  Illinois

               3.   Old Kent Bank-Central
                    Jurisdiction of Incorporation:  Michigan

               4.   Old Kent Bank-Grand Traverse
                    Jurisdiction of Incorporation:  Michigan

               5.   Old Kent Bank-Southwest
                    Jurisdiction of Incorporation:  Michigan

               6.   Old Kent Bank of Grand Haven
                    Jurisdiction of Incorporation:  Michigan

               7    Old Kent Bank of Holland
                    Jurisdiction of Incorporation:  Michigan

               8.   Old Kent Bank-Southeast
                    Jurisdiction of Incorporation:  Michigan

               9.   Old Kent Bank of Brighton
                    Jurisdiction of Incorporation:  Michigan

               10.  Old Kent Bank of Gaylord
                    Jurisdiction of Incorporation:  Michigan

               11.  Old Kent Bank of Petoskey
                    Jurisdiction of Incorporation:  Michigan

               12.  Old Kent Bank of Big Rapids
                    Jurisdiction of Incorporation:  Michigan

               13.  Old Kent Bank of Cadillac
                    Jurisdiction of Incorporation:  Michigan

               14.  Old Kent Bank of Hillsdale
                    Jurisdiction of Incorporation:  Michigan

               15.  Old Kent Bank of St. Johns
                    Jurisdiction of Incorporation:  Michigan

               16.  Old Kent Bank of Ludington
                    Jurisdiction of Incorporation:  Michigan


               17.  Hartger & Willard Mortgage Associates, Inc.
                    Jurisdiction of Incorporation:  Michigan

               18.  Old Kent Brokerage Services, Inc.
                    Jurisdiction of Incorporation:  Michigan

               19.  Old Kent Financial Life Insurance Company
                    Jurisdiction of Incorporation:  Arizona

               20.  Vanguard Financial Service Corp.
                    Jurisdiction of Incorporation:  Illinois

               21.  Old Kent Mortgage Company
                    Jurisdiction of Incorporation:  Michigan









































                                   EXHIBIT 23

                   CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS


As independent public accountants, we hereby consent to the incorporation of our report dated January 18, 1994, included in this Form 10-K, into the Corporation's previously filed registration statements, as amended, for Old Kent Financial Corporation's offering of senior and subordinated debt (Registration No. 33-46205), Incentive Stock Option Plan of 1982 (Registration No. 2-78222), Old Kent Thrift Plan (Registration
No. 33-17309), Executive Stock Option Plan of 1986 (Registration
No. 33-4723), Stock Option Incentive Plan of 1992 (Registration
No. 33-49896), Employee Stock Purchase Plan (Registration No. 33-57334), Dividend Reinvestment Plan (Registration No. 33-33058), and the offering of common stock (Registration No. 33-51997).


                                   /s/ Arthur Andersen & Co.


Chicago, Illinois
March 29, 1994
































                                   EXHIBIT 24

                               POWER OF ATTORNEY

          The undersigned, in his or her capacity as a director or officer, or both, as the case may be, of Old Kent Financial Corporation, does hereby appoint MARTIN J. ALLEN, JR.; JOHN C. CANEPA; B. P. SHERWOOD, III; and RICHARD W. WROTEN, or any of them, his or her attorneys or attorney to execute in his or her name an Annual Report of Old Kent Financial Corporation on Form 10-K for its fiscal year ended December 31, 1993, and any amendments to that report, and to file it with the Securities and Exchange Commission. Each attorney shall have power and authority to do and perform in the name and on behalf of the undersigned, in any and all capacities, every act to be done in the premises as fully and to all intents and purposes as the undersigned could do in person, and the undersigned hereby ratifies and approves the acts of such attorneys.

     Date                                    Signature


January 19, 1994                        /s/ John M. Bissell
                                        John M. Bissell

































                                   EXHIBIT 24

                               POWER OF ATTORNEY

          The undersigned, in his or her capacity as a director or officer, or both, as the case may be, of Old Kent Financial Corporation, does hereby appoint MARTIN J. ALLEN, JR.; JOHN C. CANEPA; B. P. SHERWOOD, III; and RICHARD W. WROTEN, or any of them, his or her attorneys or attorney to execute in his or her name an Annual Report of Old Kent Financial Corporation on Form 10-K for its fiscal year ended December 31, 1993, and any amendments to that report, and to file it with the Securities and Exchange Commission. Each attorney shall have power and authority to do and perform in the name and on behalf of the undersigned, in any and all capacities, every act to be done in the premises as fully and to all intents and purposes as the undersigned could do in person, and the undersigned hereby ratifies and approves the acts of such attorneys.

     Date                                    Signature


January 18, 1994                        /s/ John D. Boyles
                                        John D. Boyles

































                                   EXHIBIT 24

                               POWER OF ATTORNEY

          The undersigned, in his or her capacity as a director or officer, or both, as the case may be, of Old Kent Financial Corporation, does hereby appoint MARTIN J. ALLEN, JR.; JOHN C. CANEPA; B. P. SHERWOOD, III; and RICHARD W. WROTEN, or any of them, his or her attorneys or attorney to execute in his or her name an Annual Report of Old Kent Financial Corporation on Form 10-K for its fiscal year ended December 31, 1993, and any amendments to that report, and to file it with the Securities and Exchange Commission. Each attorney shall have power and authority to do and perform in the name and on behalf of the undersigned, in any and all capacities, every act to be done in the premises as fully and to all intents and purposes as the undersigned could do in person, and the undersigned hereby ratifies and approves the acts of such attorneys.

     Date                                    Signature


January 25, 1994                        /s/ John C. Canepa
                                        John C. Canepa

































                                   EXHIBIT 24

                               POWER OF ATTORNEY

          The undersigned, in his or her capacity as a director or officer, or both, as the case may be, of Old Kent Financial Corporation, does hereby appoint MARTIN J. ALLEN, JR.; JOHN C. CANEPA; B. P. SHERWOOD, III; and RICHARD W. WROTEN, or any of them, his or her attorneys or attorney to execute in his or her name an Annual Report of Old Kent Financial Corporation on Form 10-K for its fiscal year ended December 31, 1993, and any amendments to that report, and to file it with the Securities and Exchange Commission. Each attorney shall have power and authority to do and perform in the name and on behalf of the undersigned, in any and all capacities, every act to be done in the premises as fully and to all intents and purposes as the undersigned could do in person, and the undersigned hereby ratifies and approves the acts of such attorneys.

     Date                                    Signature


January 21, 1994                        /s/ Earl D. Holton
                                        Earl D. Holton

































                                   EXHIBIT 24

                               POWER OF ATTORNEY

          The undersigned, in his or her capacity as a director or officer, or both, as the case may be, of Old Kent Financial Corporation, does hereby appoint MARTIN J. ALLEN, JR.; JOHN C. CANEPA; B. P. SHERWOOD, III; and RICHARD W. WROTEN, or any of them, his or her attorneys or attorney to execute in his or her name an Annual Report of Old Kent Financial Corporation on Form 10-K for its fiscal year ended December 31, 1993, and any amendments to that report, and to file it with the Securities and Exchange Commission. Each attorney shall have power and authority to do and perform in the name and on behalf of the undersigned, in any and all capacities, every act to be done in the premises as fully and to all intents and purposes as the undersigned could do in person, and the undersigned hereby ratifies and approves the acts of such attorneys.

     Date                                    Signature


January 31, 1994                        /s/ Michael J. Jandernoa
                                        Michael J. Jandernoa

































                                   EXHIBIT 24

                               POWER OF ATTORNEY

          The undersigned, in his or her capacity as a director or officer, or both, as the case may be, of Old Kent Financial Corporation, does hereby appoint MARTIN J. ALLEN, JR.; JOHN C. CANEPA; B. P. SHERWOOD, III; and RICHARD W. WROTEN, or any of them, his or her attorneys or attorney to execute in his or her name an Annual Report of Old Kent Financial Corporation on Form 10-K for its fiscal year ended December 31, 1993, and any amendments to that report, and to file it with the Securities and Exchange Commission. Each attorney shall have power and authority to do and perform in the name and on behalf of the undersigned, in any and all capacities, every act to be done in the premises as fully and to all intents and purposes as the undersigned could do in person, and the undersigned hereby ratifies and approves the acts of such attorneys.

     Date                                    Signature


January 18, 1994                        /s/ John P. Keller
                                        John P. Keller

































                                   EXHIBIT 24

                               POWER OF ATTORNEY

          The undersigned, in his or her capacity as a director or officer, or both, as the case may be, of Old Kent Financial Corporation, does hereby appoint MARTIN J. ALLEN, JR.; JOHN C. CANEPA; B. P. SHERWOOD, III; and RICHARD W. WROTEN, or any of them, his or her attorneys or attorney to execute in his or her name an Annual Report of Old Kent Financial Corporation on Form 10-K for its fiscal year ended December 31, 1993, and any amendments to that report, and to file it with the Securities and Exchange Commission. Each attorney shall have power and authority to do and perform in the name and on behalf of the undersigned, in any and all capacities, every act to be done in the premises as fully and to all intents and purposes as the undersigned could do in person, and the undersigned hereby ratifies and approves the acts of such attorneys.

     Date                                    Signature


January 21, 1994                        /s/ Jerry K. Myers
                                        Jerry K. Myers

































                                   EXHIBIT 24

                               POWER OF ATTORNEY

          The undersigned, in his or her capacity as a director or officer, or both, as the case may be, of Old Kent Financial Corporation, does hereby appoint MARTIN J. ALLEN, JR.; JOHN C. CANEPA; B. P. SHERWOOD, III; and RICHARD W. WROTEN, or any of them, his or her attorneys or attorney to execute in his or her name an Annual Report of Old Kent Financial Corporation on Form 10-K for its fiscal year ended December 31, 1993, and any amendments to that report, and to file it with the Securities and Exchange Commission. Each attorney shall have power and authority to do and perform in the name and on behalf of the undersigned, in any and all capacities, every act to be done in the premises as fully and to all intents and purposes as the undersigned could do in person, and the undersigned hereby ratifies and approves the acts of such attorneys.

     Date                                    Signature


January 19, 1994                        /s/ William U. Parfet
                                        William U. Parfet

































                                   EXHIBIT 24

                               POWER OF ATTORNEY

          The undersigned, in his or her capacity as a director or officer, or both, as the case may be, of Old Kent Financial Corporation, does hereby appoint MARTIN J. ALLEN, JR.; JOHN C. CANEPA; B. P. SHERWOOD, III; and RICHARD W. WROTEN, or any of them, his or her attorneys or attorney to execute in his or her name an Annual Report of Old Kent Financial Corporation on Form 10-K for its fiscal year ended December 31, 1993, and any amendments to that report, and to file it with the Securities and Exchange Commission. Each attorney shall have power and authority to do and perform in the name and on behalf of the undersigned, in any and all capacities, every act to be done in the premises as fully and to all intents and purposes as the undersigned could do in person, and the undersigned hereby ratifies and approves the acts of such attorneys.

     Date                                    Signature


January 19, 1994                        /s/ Percy A. Pierre
                                        Percy A. Pierre

































                                   EXHIBIT 24

                               POWER OF ATTORNEY

          The undersigned, in his or her capacity as a director or officer, or both, as the case may be, of Old Kent Financial Corporation, does hereby appoint MARTIN J. ALLEN, JR.; JOHN C. CANEPA; B. P. SHERWOOD, III; and RICHARD W. WROTEN, or any of them, his or her attorneys or attorney to execute in his or her name an Annual Report of Old Kent Financial Corporation on Form 10-K for its fiscal year ended December 31, 1993, and any amendments to that report, and to file it with the Securities and Exchange Commission. Each attorney shall have power and authority to do and perform in the name and on behalf of the undersigned, in any and all capacities, every act to be done in the premises as fully and to all intents and purposes as the undersigned could do in person, and the undersigned hereby ratifies and approves the acts of such attorneys.

     Date                                    Signature


March 29, 1994                          /s/ Robert L. Sadler
                                        Robert L. Sadler

































                                   EXHIBIT 24

                               POWER OF ATTORNEY

          The undersigned, in his or her capacity as a director or officer, or both, as the case may be, of Old Kent Financial Corporation, does hereby appoint MARTIN J. ALLEN, JR.; JOHN C. CANEPA; B. P. SHERWOOD, III; and RICHARD W. WROTEN, or any of them, his or her attorneys or attorney to execute in his or her name an Annual Report of Old Kent Financial Corporation on Form 10-K for its fiscal year ended December 31, 1993, and any amendments to that report, and to file it with the Securities and Exchange Commission. Each attorney shall have power and authority to do and perform in the name and on behalf of the undersigned, in any and all capacities, every act to be done in the premises as fully and to all intents and purposes as the undersigned could do in person, and the undersigned hereby ratifies and approves the acts of such attorneys.

     Date                                    Signature


January 16, 1994                        /s/ Peter F. Secchia
                                        Peter F. Secchia

































                                   EXHIBIT 24

                               POWER OF ATTORNEY

          The undersigned, in his or her capacity as a director or officer, or both, as the case may be, of Old Kent Financial Corporation, does hereby appoint MARTIN J. ALLEN, JR.; JOHN C. CANEPA; B. P. SHERWOOD, III; and RICHARD W. WROTEN, or any of them, his or her attorneys or attorney to execute in his or her name an Annual Report of Old Kent Financial Corporation on Form 10-K for its fiscal year ended December 31, 1993, and any amendments to that report, and to file it with the Securities and Exchange Commission. Each attorney shall have power and authority to do and perform in the name and on behalf of the undersigned, in any and all capacities, every act to be done in the premises as fully and to all intents and purposes as the undersigned could do in person, and the undersigned hereby ratifies and approves the acts of such attorneys.

     Date                                    Signature


January 25, 1994                        /s/ B. P. Sherwood, III
                                        B. P. Sherwood, III

































                                   EXHIBIT 24

                               POWER OF ATTORNEY

          The undersigned, in his or her capacity as a director or officer, or both, as the case may be, of Old Kent Financial Corporation, does hereby appoint MARTIN J. ALLEN, JR.; JOHN C. CANEPA; B. P. SHERWOOD, III; and RICHARD W. WROTEN, or any of them, his or her attorneys or attorney to execute in his or her name an Annual Report of Old Kent Financial Corporation on Form 10-K for its fiscal year ended December 31, 1993, and any amendments to that report, and to file it with the Securities and Exchange Commission. Each attorney shall have power and authority to do and perform in the name and on behalf of the undersigned, in any and all capacities, every act to be done in the premises as fully and to all intents and purposes as the undersigned could do in person, and the undersigned hereby ratifies and approves the acts of such attorneys.

     Date                                    Signature


January 25, 1994                        /s/ Martha L. Thornton
                                        Martha L. Thornton

































                                   EXHIBIT 24

                               POWER OF ATTORNEY

          The undersigned, in his or her capacity as a director or officer, or both, as the case may be, of Old Kent Financial Corporation, does hereby appoint MARTIN J. ALLEN, JR.; JOHN C. CANEPA; B. P. SHERWOOD, III; and RICHARD W. WROTEN, or any of them, his or her attorneys or attorney to execute in his or her name an Annual Report of Old Kent Financial Corporation on Form 10-K for its fiscal year ended December 31, 1993, and any amendments to that report, and to file it with the Securities and Exchange Commission. Each attorney shall have power and authority to do and perform in the name and on behalf of the undersigned, in any and all capacities, every act to be done in the premises as fully and to all intents and purposes as the undersigned could do in person, and the undersigned hereby ratifies and approves the acts of such attorneys.

     Date                                    Signature


January 26, 1994                        /s/ David J. Wagner
                                        David J. Wagner

































                                   EXHIBIT 24

                               POWER OF ATTORNEY

          The undersigned, in his or her capacity as a director or officer, or both, as the case may be, of Old Kent Financial Corporation, does hereby appoint MARTIN J. ALLEN, JR.; JOHN C. CANEPA; B. P. SHERWOOD, III; and RICHARD W. WROTEN\, or any of them, his or her attorneys or attorney to execute in his or her name an Annual Report of Old Kent Financial Corporation on Form 10-K for its fiscal year ended December 31, 1993, and any amendments to that report, and to file it with the Securities and Exchange Commission. Each attorney shall have power and authority to do and perform in the name and on behalf of the undersigned, in any and all capacities, every act to be done in the premises as fully and to all intents and purposes as the undersigned could do in person, and the undersigned hereby ratifies and approves the acts of such attorneys.

     Date                                    Signature


January 25, 1994                        /s/ Richard W. Wroten
                                        Richard W. Wroten
                                        Officer































                                   EXHIBIT 99

                              OLD KENT THRIFT PLAN
                                PERFORMANCE TABLE

                                 March 25, 1994

          The following table illustrates the comparative investment performance of the four investment options offered under the Old Kent Thrift Plan. The performance of some or all of these options also serves as a measure for determining benefits under the Executive Thrift Plan and the Deferred Compensation Plan. The table shows the value of a hypothetical initial investment of $1,000 invested on December 31, 1990 and its value as of December 31 of each subsequent year shown below:

                  Initial
                  Invest-
                  ment on         12/31/91        12/31/92        12/31/93
   Fund           12/31/90          Value           Value           Value
Savings Fund       $1,000          $1,063          $1,103          $1,139

Diversified
  Equity Fund      $1,000          $1,302          $1,396          $1,579

Short Term
  Bond Fund        $1,000          $1,100          $1,156          $1,208

Old Kent
  Stock Fund       $1,000          $1,559          $2,359          $2,149

This document constitutes part of a prospectus covering securities that have been registered under the Securities Act of 1933.