Form 10-Q
period 1994-03-31
OLD KENT FINANCIAL CORP /MI/
filed 1994-05-12
CIK 746969

SECURITIES AND EXCHANGE COMMISSION
                       Washington D.C.  20549

                            FORM 10-Q


   /X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the quarterly period ended March 31, 1994, or

         Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the transition period from _______ to ___________

                   ________________________

                Commission File Number 0-12216
                   ________________________

                  OLD KENT FINANCIAL CORPORATION
    (Exact name of registrant as specified in its charter)


              Michigan                    38-1986608
    (State of Incorporation)            (I.R.S. Employer

                                     Identification Number)

         One Vandenberg Center
         Grand Rapids, Michigan                       49503
  (Address of principal executive offices)         (Zip Code)

Registrant's telephone number, including area code(616) 771-5000


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

              Yes       /X/        No       / /

The number of shares outstanding of the registrant's Common stock, without par value, as of April 30, was 39,525,626 shares.

                                        INDEX

                      OLD KENT FINANCIAL CORPORATION


PART I.          FINANCIAL INFORMATION

Item 1.          Financial Statements (unaudited)

                 Consolidated Balance Sheets as of March 31, 1994
                    and December 31, 1993

                 Consolidated Statements of Income for the quarter
                    ended March 31, 1994 and 1993

                 Consolidated Statements of Cash Flows for the
                    three months ended March 31, 1994 and 1993

                 Notes to consolidated financial statements

Item 2.          Management's Discussion and Analysis of
                    Financial Condition and Results of Operations


PART II.        OTHER INFORMATION

Item 4.          Submission of Matters to a Vote of Security Holders

Item 6.          Exhibits and Reports on Form 8-K


SIGNATURES

OLD KENT FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets (Unaudited)___________________________________


                                                   March 31,   December 31,
(dollars in thousands)                                 1994           1993

ASSETS:
Cash and due from banks.......................     $339,928       $371,789
Federal funds sold and resale agreements......      187,200         93,200
                                                 ----------     ----------
Total cash and cash equivalents...............      527,128        464,989
Interest-earning deposits.....................        7,752         32,596
Trading account securities....................       67,807         38,558
Mortgages held-for-sale.......................      306,929        474,898
Securities available-for-sale:
   Collateralized mortgage obligations and
       other mortgage-backed securities.......      307,917        394,251
   Other securities...........................    1,213,878        988,373
                                                 ----------     ----------
Total securities available-for-sale
   (amortized cost of $1,513,210, in 1994,
    and market value of $1,433,744, in 1993)..    1,521,795      1,382,624
Securities held-to-maturity:
   Collateralized mortgage obligations
       other mortgage-backed securities.......    1,020,351        990,759
   Other securities...........................    1,234,736      1,193,949
                                                 ----------     ----------
Total securities held-to-maturity
   (market values of $2,268,599 and
    $2,240,798, respectively).................    2,255,087      2,184,708

Loans.........................................    5,120,767      5,016,686
Allowance for credit losses...................     (144,899)      (140,725)
                                                 ----------     ----------
Net loans.....................................    4,975,868      4,875,961
                                                 ----------     ----------
Premises and equipment........................      136,486        133,888
                                                 ----------     ----------
Other assets..................................      301,313        267,482
Total Assets..................................  $10,100,165     $9,855,704
                                                 ==========      =========


LIABILITIES AND SHAREHOLDERS' EQUITY:
Liabilities:
Deposits:
   Non-interest bearing.......................   $1,086,048     $1,144,700
   Interest-bearing...........................    6,674,408      6,478,800
   Foreign deposits -- interest-bearing.......      425,399        347,652
                                                 ----------     ----------
     Total deposits...........................    8,185,855      7,971,152
Short-term borrowed funds.....................      962,997        958,295
Other liabilities.............................      143,615        112,275
Long-term debt................................        1,193          1,215
                                                 ----------     ----------
Total Liabilities.............................    9,293,660      9,042,937
                                                 ----------     ----------
Shareholders' Equity:
Preferred stock: 25,000,000 shares authorized.           --             --
Common stock, $1 par value: 150,000,000
  shares authorized; 39,508,864 and 40,538,910
  shares issued and outstanding...............       39,509         40,539
Capital surplus...............................       89,157        120,109
Retained earnings.............................      672,258        652,119
Valuation adjustment of securities
  available-for-sale..........................        5,581             --
                                                 ----------     ----------
Total Shareholders' Equity....................      806,505        812,767
                                                 ----------     ----------
Total Liabilities and  Shareholders' Equity...  $10,100,165     $9,855,704
                                                 ==========      =========
See accompanying notes to consolidated financial statements

OLD KENT FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Income (Unaudited)_______________________________

                                                        For the Three Months
                                                           Ended March 31,
(in thousands, except per share data)                      1994       1993
Interest Income:
  Interest and fees on loans............................ $99,030   $100,601
  Interest on mortgages held-for-sale...................   4,945      2,599
  Interest on securities available for sale.............  22,490     19,925
  Interest on securities held-to-maturity:
      Taxable...........................................  33,319     35,931
      Tax exempt........................................   2,769      2,810
  Interest on deposits..................................     179      1,140
  Interest on federal funds sold and resale agreements..     562        171
  Interest on trading account securities................     469        481
                                                         -------    -------
  Total interest income................................. 163,763    163,658
                                                         -------    -------
Interest Expense:
  Interest on domestic deposits.........................  52,241     57,476
  Interest on foreign deposits..........................   2,958      1,771
  Interest on short-term borrowed funds.................   7,040      4,484
  Interest on long-term debt............................      25        161
                                                         -------    -------
  Total interest expense................................  62,264     63,892
                                                         -------    -------
Net Interest Income..................................... 101,499     99,766

Provision for Credit Losses.............................   4,514      9,449
                                                         -------    -------
  Net interest income after provision
    for credit losses...................................  96,985     90,317
                                                         -------    -------
Other Income:
  Trust income..........................................  10,312      9,948
  Service charges on deposit accounts...................   7,434      6,987
  Securities transactions...............................    (574)       101
  Gains on sales of residential mortgages...............   1,462      3,961
  Mortgage servicing revenue............................   2,697      2,354
  Nonrecurring revenue..................................      --      2,089
  Other.................................................  12,403     10,128
                                                         -------    -------
  Total other income....................................  33,734     35,568
                                                         -------    -------
Other Expenses:
  Salaries and employee benefits........................  38,004     36,058
  Occupancy expense.....................................   6,206      5,557
  Equipment expense.....................................   5,048      4,627
  FDIC deposit insurance................................   4,273      4,083
  Nonrecurring charges..................................      --       1525
  Other expenses........................................  29,593     26,669
                                                         -------    -------
  Total other expenses..................................  83,124     78,519
                                                         -------    -------
Income Before Income Taxes..............................  47,595     47,366
  Income taxes..........................................  15,886     17,262
                                                         -------    -------
Net Income.............................................. $31,709    $30,104
                                                         =======    =======

Net Income Per Common Share.............................   $0.79      $0.74
Dividends Per Common Share..............................   $0.29      $0.26

Number of Shares Used to Calculate
  Net Income Per Common Share (Thousands)...............  40,107     40,731

See accompanying notes to consolidated financial statements

OLD KENT FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 1994

NOTE A:  BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1994 are not necessarily indicative of the results that may be expected for the year ended December 31, 1994. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation's annual report on Form 10-K for the year ended December 31, 1993.


NOTE B:  LOANS AND NONPERFORMING ASSETS
The following summarizes loans and nonperforming assets at the dates indicated (in thousands of dollars):



                                                     March 31, December 31,
     Loans:                                              1994        1993
     Commercial..................................  $1,458,694  $1,351,693
     Real estate  - Commercial...................   1,125,982   1,167,979
     Real estate  - Construction.................     138,024     136,565
     Real estate  - Residential mortgages........     694,323     754,544
     Real estate  - Consumer home equity ........     426,736     426,382
     Consumer....................................   1,148,237   1,062,019
     Credit card loans...........................      64,133      62,396
     Lease financing.............................      64,638      55,108
     Total Loans.................................  $5,120,767  $5,016,686

     Nonperforming assets:
     Nonaccrual loans............................     $42,565     $53,330
     Restructured loans..........................       5,354       5,426
     Other real estate owned.....................      15,351       9,480
     Total nonperforming assets..................     $63,270     $68,236


NOTE C:  ALLOWANCE FOR CREDIT LOSSES
The following summarizes the changes in the allowance for credit losses (in thousands of dollars):

                                                     For the three months
                                                         ended March 31,
     Allowance for Credit Losses                         1994        1993
     Balance at January  1,......................    $140,725    $120,790
     Allowance of acquired institution...........         176       2,105
     Provision for credit losses.................       4,514       9,449
     Net loan charge-off's.......................        (516)     (4,888)
     Balance at March 31,........................    $144,899    $127,456

OLD KENT FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued (Unaudited)
March 31, 1994

NOTE D:  SECURITIES AVAILABLE-FOR-SALE
Note H to the consolidated financial statements contains further information regarding accounting for certain investments in debt and equity securities.
The following summarizes amortized costs and estimated market values of securities available-for-sale at the dates indicated (in thousands of dollars):
                                                                                        Carrying
                                                                    Gross      Gross       Value
                                                    Amortized  Unrealized Unrealized   at Market
                                                         Cost       Gains     Losses       Value
     March 31, 1994:
     U.S. Treasury and federal agencies..........  $1,193,016     $26,502    $11,792  $1,207,726
     Collateralized mortgage obligations and
       other mortgage-backed securities..........     307,917         353      9,343     298,927
     Equity securities...........................      12,277       2,865         --      15,142
     Total securities available-for-sale.........  $1,513,210     $29,720    $21,135  $1,521,795

                                                     Carrying
                                                     Value at       Gross      Gross
                                                    Amortized  Unrealized Unrealized      Market
     December 31, 1993:                                  Cost       Gains     Losses       Value
     U.S. Treasury and federal agencies..........    $976,097     $50,615       $958  $1,025,754
     Collateralized mortgage obligations and
       other mortgage-backed securities..........     394,251       1,765      4,642     391,374
     Equity securities...........................      12,276       4,340         --      16,616
     Total securities available-for-sale.........  $1,382,624     $56,720     $5,600  $1,433,744

NOTE E:  SECURITIES HELD-TO-MATURITY
The following summarizes amortized costs and estimated market values of securities held-to-maturity at the dates indicated (in thousands of dollars):
                                                                    Gross      Gross
                                                    Amortized  Unrealized Unrealized      Market
     March 31, 1994:                                     Cost       Gains     Losses       Value
     U.S. Treasury and federal agencies..........  $1,011,591     $22,674     $3,533  $1,030,732
     Collateralized mortgage obligations and
       other mortgage-backed securities..........   1,020,351      10,453     19,911   1,010,893
     State and political subdivision securities..     220,448       5,714      1,890     224,272
     Other securities............................       2,697          50         45       2,702
     Total securities held-to-maturity...........  $2,255,087     $38,891    $25,379  $2,268,599

     December 31, 1993:
     U.S. Treasury and federal agencies..........    $986,151     $40,103     $1,059  $1,025,195
     Collateralized mortgage obligations and
       other mortgage-backed securities..........     990,759      16,894      8,441     999,212
     State and political subdivision securities..     204,685       9,019        896     212,808
     Other securities............................       3,113         471          1       3,583
     Total securities held-to-maturity...........  $2,184,708     $66,487    $10,397  $2,240,798

OLD KENT FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued (Unaudited)
March 31, 1994

NOTE F:  ACQUISITIONS
Effective March 1, 1994, Old Kent purchased Princeton Financial Corp. (Princeton) in a cash transaction. Princeton is an Orlando, Florida based mortgage company with thirteen offices. If this purchase had been in effect as of January 1, 1993, there would have been no material effect on the consolidated results of operation or financial condition. At the date of acquisition, Princeton had assets of approximately $70 million and serviced approximately $360 million of residential mortgages for third party investors.

Effective May 2, 1994, subsequent to the date of these financial statements, Old Kent acquired EdgeMark Financial Corporation (EdgeMark). Old Kent is obligated to exchange approximately 1,917,772 shares of its common stock for all of the outstanding EdgeMark common stock (approximately 1,461,939 shares) upon surrender by their holders. The aggregate value of Old Kent Common Stock to be issued is approximately $62.5 million. The acquisition of EdgeMark will be accounted for as a purchase. When acquired, EdgeMark had total assets of approximately $522 million. This acquisition is not expected to have a material effect on Old Kent's future results of operation or financial condition.


NOTE G:  CAPITAL STOCK
During the three months ended March 31, 1994, Old Kent repurchased approximately 1.1 million shares of its common stock on the open market for an aggregate price of approximately $33.3 million. The primary purpose of these transactions was to accumulate shares in anticipation of those expected to be issued in connection with the acquisition of EdgeMark. Old Kent intends to repurchase additional shares after March 31, 1994 until that purpose is fulfilled.


NOTE H:  ACCOUNTING POLICIES
Effective January 1, 1994, Old Kent adopted the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain
Investments in Debt and Equity Securities".   Adoption of this statement
had the effect of increasing the carrying value of securities available-for-sale by approximately $8.6 million and increasing total equity by
approximately $5.6 million at March 31, 1994.   Adoption of this
statement had no effect on net income or cash flows.

Effective January 1, 1994, Old Kent adopted the provisions of Statement of Financial Accounting Standards No. 112, "Employer' Accounting for Postemployment Benefits". Adoption of this statement had no material impact on the consolidated financial statements included in this report.

As reflected in the accompanying consolidated balances sheets, certain residential mortgages, held by Old Kent with the positive intent to be sold to third party investors, have been classified as such in 1994. Financial statements dated prior to 1994 reflect these assets as a component of total loans

Prior year's amounts included in these financial statements have been reclassified to conform with the 1994 presentation to place them on a basis comparable with the current periods' financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following is management's discussion and analysis of certain significant factors which have affected the Registrant's financial condition and results of operations during the periods included in the consolidated financial statements included in this filing.

RESULTS OF OPERATIONS

The Registrant's net income was $31,709,000 for the first quarter compared to $30,104,000 for the same period in 1993. First quarter earnings per share was $.79, a 6.8% increase over last year's $.74.
Total assets were approximately $10.1 billion at quarter end, compared to 1993's first quarter-end assets of $9.1 billion. Return on average equity for the first quarter of 1994 was 15.81% and return on average assets was 1.30% (calculated on a basis excluding the balance sheet effect of unrealized gains/(losses) on securities available-for-sale). For the first three months of 1993, return on average equity was 16.39% and return on average assets was 1.36%

The Registrant's net interest income for the first quarter of 1994 was $101.5 million, a 1.7% increase over the $99.8 million recorded in the same period of 1993. This increase primarily resulted from a 11.3% increase in average interest earning assets, which was partially offset by a decrease of 43 basis points in the net interest margin. The net interest margin for the first quarter of 1994 was 4.53% compared to 4.96% for the first three months of 1993. In general, the decrease in the net interest margin is attributable to the higher proportion of interest-earning assets invested in securities, coupled with the effect of an extended period of low interest rates.

The provision for credit losses was $4.5 million in the first quarter of 1994 and $9.5 million in the first quarter of 1993. This decrease was made possible because of improved asset quality. The allowance for credit losses as a percent of loans and leases outstanding was 2.83% at March 31, 1994 and 2.61% at March 31, 1993. Nonperforming assets as a percent of total loans was 1.24% at March 31, 1994 and 1.66% at March 31, 1993. Net credit losses were $516,000 or .04% of average loans for the first quarter of 1994. For the same prior year period, net credit losses were $4,888,000 or .40% of average loans.

Total other operating income, excluding security transactions and nonrecurring items, increased to $34.3 million during the first quarter of 1994, a 2.8% increase over the first quarter of 1993. Growth occurred despite a fall off on gains on sales of residential mortgages, which decreased $2.5 million or 63.1% from a year ago. The decrease in gains on sales of residential mortgages was largely influenced by reduced refinancing demand coupled with the effect of a rising interest rate environment during the first quarter of 1994. All other categories increased during the first quarter, compared to the same period in 1993, including an 3.7% increase in trust income, a 6.4% increase in service charges on deposits, a 14.6% increase in mortgage servicing revenue and a 22.5% increase in other service charges and fees. This latter increase was mainly due to a $1.2 million, or 35.5% increase in merchant discount revenue on credit card transactions. This improvement resulted from increased volume and improved pricing practices.

The Registrant sold approximately $700.0 million of residential mortgage loans during the quarter. The Registrant's residential mortgage servicing portfolio increased 47% to $4.0 billion at March 31, 1994, from $2.7 billion at March 31, 1993. This increase includes the $360 million servicing portfolio of Princeton Financial Corp. described in footnote F to the consolidated financial statements.

Total net securities losses for the first quarter of 1994 was $574,000 compared to net securities gains of $101,000 for the same period of 1993.

Total operating expenses, excluding nonrecurring charges, increased during the first quarter 8.0% over the same period in 1993. Salaries, wages and employee benefits increased 5.4% over 1993. The number of full-time equivalent employees increased 4.2% (or 195) to 4,835 at March 31, 1993. Equipment and net occupancy expenses increased 10.5% over 1993. Other operating expenses increased 11.0% over 1993. The increase in operating expenses includes the effect of acquisitions, as the Registrant acquired three banking sites in the latter part of 1993 and Princeton Financial Corp. in early 1994. Also, the Registrant's expansion of it's operations facilities in mid-1993 influenced occupancy and equipment expenses.


BALANCE SHEET CHANGES

Total loans increased 2.3% or $104 million from year-end 1993. Commercial loans have grown at an annualized rate of 8.4% and consumer loan outstandings have grown at an annualized rate of 18.3% since the beginning of the year. Other interest-earning assets increased 3.3% or $140 million. Total interest-earning assets increased 2.6% or $244 million from year-end 1993.

Total deposits increased 2.7% or $215 million from year-end 1993. Non-interest bearing deposits decreased 5.1% or $59 million and interest-bearing deposits increased by 4.0% or $273 million. Short-term borrowed funds remained at similar levels at March 31, 1994, and December 31, 1993.


LIQUIDITY AND CAPITAL RESOURCES

The maintenance of an adequate level of liquidity is necessary to ensure that sufficient funds are available to meet customer's loan demand and deposit withdrawals. The banking subsidiaries' liquidity sources consist of short-term marketable securities, maturing loans and federal funds loaned. Liquidity has also been obtained through liabilities such as customer-related core deposits, funds borrowed, certificates of deposit and public funds deposits.

At March 31, 1994, shareholders' equity was $807 million, compared to $746 million at March 31, 1993, an increase of $60 million, or 8.1%. Total equity at March 31, 1994 includes an (after-tax) unrealized gain of $5.6 million on securities available-for-sale (see note H to the consolidated financial statements). Shareholders' equity as a percentage of total assets
as of March 31, 1994 was 7.99%.   The following table represents the
Registrant's regulatory capital position as of  March 31, 1994.


Regulatory capital at March 31, 1994
(in millions)                                       Tier 1        Total
                                        Leverage    Risk-Based    Risk-Based
                                        Ratio       Capital       Capital
 Actual capital                         $748.4      $755.9        $834.8
 Required regulatory minimum capital     301.4       249.8         499.6
 Capital in excess of requirements      $447.0      $506.1        $335.2

 Actual ratio                              7.50%       2.11%         3.37%
 Regulatory Minimum Ratio                  3.00%       4.00%         8.00%
 Ratio considered "well capitalized"
  by regulatory agencies                   5.00%       6.00%        10.00%


During the first quarter of 1994, the Registrant repurchased approximately
1.1 million shares of it's common stock for an aggregate price of $33.3 million. As described in note G to the consolidated financial statements, these repurchases directly related to the Registrant's purchase of EdgeMark Financial Corporation (note F to the consolidated financial statements). These repurchases had the effect of decreasing book value per common share as shown in the table below.

Book value per common share, December 31, 1993..........  $20.05
Net income per common share for the three months
   ended March 31, 1994 (including $.01 estimated
   beneficial effect of  common stock repurchased
   during the period)...................................     .79
Dividends per common share..............................    (.29)
Effect of common stock repurchases during the
first quarter of 1994...............................        (.28)
Book value per common share, March 31, 1994.............  $20.27

The Registrant expects that by June 30, 1994, the overall effect of common stock repurchases on book value per common share during the first half of 1994, will be largely offset by the issuance of common stock to acquire EdgeMark.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                              OLD KENT FINANCIAL CORPORATION



Date:  May 12, 1994           /s/  John C. Canepa
                              ----------------------------
                              John C. Canepa
                                 Chairman of the Board
                                 and Chief Executive Officer



Date:  May 12, 1994           /s/  Richard W. Wroten
                              ----------------------------
                              Richard W. Wroten
                                 Executive Vice President and
                                 Chief Financial Officer

PART II OTHER INFORMATION

Item 1. Legal Proceedings.
        This item is inapplicable or is omitted pursuant to the instructions to Part II.

Item 2. Changes in Securities.
        This item is inapplicable or is omitted pursuant to the instructions to Part II.

Item 3. Defaults on Senior Securities.
        This item is inapplicable or is omitted pursuant to the instructions to Part II.

Item 4. Submission of Matters to a Vote of Security Holders.
        The registrant's annual meeting of shareholders was held on April 18, 1994. The election of directors and procedural matters were voted upon. The Directors were approved by the following votes.
                                                Votes Cast
                                           -------------------
        Election of Directors                For    Withheld
                                           ---------- --------
        All nominees for director
         were elected:

          Mr. Earl D. Holton               33,373,110  251,134
          Mr. Michael J. Jandernoa         33,398,454  225,790
          Mr. Jerry K. Myers               33,401,308  222,936
          Mr. B.P. Sherwood, III           33,396,182  228,062


        The terms of office of the following directors continued after the meeting:

                 John M. Bissel              Percy A. Pierre, Ph. D.
                 John D. Boyles              Robert L. Sadler
                 John C. Canepa              Peter F. Secchia
                 John P. Keller              Martha L. Thornton
                 William U. Parfet           David J. Wagner


Item 5. Other Information.
        This item is inapplicable or is omitted pursuant to the instructions to Part II.

Item 6. Exhibits and Reports on Form 8-K.
        a.)      Exhibits.
                 Exhibit 11 - Statement Re Computation of Earnings Per
                 Share.

        b.)      Reports on Form 8-K.
                 No Form 8-K was filed during the first quarter of 1994.

                     EXHIBIT INDEX

      Exhibit                                 Page Number

      11 Statement of Earnings per Share            15