Form 10-Q/A
period 1994-03-31
OLD KENT FINANCIAL CORP /MI/
filed 1994-06-07
CIK 746969

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


Regulatory capital at March 31, 1994
(in millions)                                       Tier 1        Total
                                        Leverage    Risk-Based    Risk-Based
                                        Ratio       Capital       Capital
 Actual capital                         $748.4      $755.9        $834.8
 Required regulatory minimum capital     301.4       249.8         499.6
 Capital in excess of requirements      $447.0      $506.1        $335.2

 Actual ratio* (ammended)                  7.50%      12.11%        13.37%
 Regulatory Minimum Ratio                  3.00%       4.00%         8.00%
 Ratio considered "well capitalized"
  by regulatory agencies                   5.00%       6.00%        10.00%


* The risk-based tier 1 and tiers 1+2 ratios were originally erroneously reported as being 2.11% and 3.37% respectively.

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