Form 10-Q
period 1994-06-30
OLD KENT FINANCIAL CORP /MI/
filed 1994-08-15
CIK 746969

SECURITIES AND EXCHANGE COMMISSION
                       Washington D.C.  20549

                            FORM 10-Q


   /X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the quarterly period ended June 30, 1994, or

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

              Yes       /X/        No       / /

The number of shares outstanding of the registrant's Common stock, without par value, as of July 31, was 40,599,465 shares.

                                        INDEX

                      OLD KENT FINANCIAL CORPORATION


PART I.          FINANCIAL INFORMATION

Item 1.          Financial Statements (unaudited)

                 Consolidated Balance Sheets as of June 30,1994
                    and December 31, 1993

                 Consolidated Statements of Income for the quarters
                    and six months ended June 30, 1994 and 1993

                 Consolidated Statements of Cash Flows for the
                    six months ended June 30, 1994 and 1993

                 Notes to consolidated financial statements

Item 2.          Management's Discussion and Analysis of
                    Financial Condition and Results of Operations


PART II.        OTHER INFORMATION

Item 6.          Exhibits and Reports on Form 8-K




SIGNATURES

OLD KENT FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets (Unaudited)____________________________________

                                                    June 30,   December 31,
(dollars in thousands)                                 1994           1993

ASSETS:
Cash and due from banks.......................     $401,913       $371,789
Federal funds sold and resale agreements......      260,075         93,200
                                                   --------       --------
Total cash and cash equivalents...............      661,988        464,989
Interest-earning deposits.....................       41,805         32,596
Trading account securities....................        7,507         38,558
Mortgages held-for-sale.......................      192,411        474,898
Securities available-for-sale:
   Collateralized mortgage obligations and
       other mortgage-backed securities.......      250,498        394,251
   Other securities...........................      930,502        988,373
                                                 ----------     ----------
Total securities available-for-sale
   (amortized cost of $1,196,845, in 1994,
    and market value of $1433,744 in 1993)....    1,181,000      1,382,624
Securities held-to-maturity:
   Collateralized mortgage obligations and
       other mortgage-backed securities.......    1,125,355        990,759
   Other securities...........................    1,016,335      1,193,949
                                                 ----------     ----------
Total securities held-to-maturity
   (market values of $2,119,071 and
    $2,240,798, respectively).................    2,141,690      2,184,708

Loans.........................................    5,836,788      5,016,686
Allowance for credit losses...................     (158,580)      (140,725)
                                                 ----------     ----------
Net loans.....................................    5,678,208      4,875,961
                                                 ----------     ----------
Premises and equipment........................      154,254        133,888
                                                 ----------     ----------
Other assets..................................      346,066        267,482
Total Assets..................................  $10,404,929     $9,855,704
                                                 ==========     ==========

LIABILITIES AND SHAREHOLDERS' EQUITY:
Liabilities:
Deposits:
   Non-interest bearing.......................    $1,261,777    $1,144,700
   Interest-bearing...........................     6,997,146     6,478,800
   Foreign deposits -- interest-bearing.......       149,770       347,652
                                                  ----------    ----------
     Total deposits...........................     8,408,693     7,971,152
Short-term borrowed funds.....................     1,024,085       958,295
Other liabilities.............................       123,971       112,275
Long-term debt................................         1,172         1,215
                                                  ----------    ----------
Total Liabilities.............................     9,557,921     9,042,937
                                                  ----------    ----------
Shareholders' Equity:
Preferred stock: 25,000,000 shares authorized.            --            --
Common stock, $1 par value: 150,000,000
  share authorized; 40,611,843 and 40,538,910
  shares issued and outstanding...............        40,612        40,539
Capital surplus...............................       120,973       120,109
Retained earnings.............................       695,709       652,119
Valuation adjustment of securities
  available-for-sale..........................       (10,286)           --
                                                  ----------    ----------
Total Shareholders' Equity....................       847,008       812,767
                                                  ----------    ----------
Total Liabilities and  Shareholders' Equity.     $10,404,929    $9,855,704
                                                  ==========    ==========

Consolidated Statements of Income (Unaudited)_________________________________________________________
                                                        For the Three Months       For the Six Months
                                                             Ended June 30,           Ended June 30,
(in thousands, except per share data)                        1994       1993          1994       1993
Interest Income:
  Interest and fees on loans.............................$113,003   $102,350      $212,033   $202,348
  Interest on mortgages held-for-sale....................   3,861      3,862         8,806      7,064
  Interest on securities available-for-sale..............  20,723     19,926        43,213     39,851
  Interest on investment securities:
    Taxable..............................................  33,854     37,433        67,173     73,364
    Tax-exempt...........................................   2,753      2,595         5,522      5,405
  Interest on deposits...................................     361        961           540      2,101
  Interest on federal funds sold and resale agreements...     758        399         1,320        570
  Interest on trading account securities.................     248        411           717        892
                                                         --------   --------      --------   --------
  Total interest income.................................. 175,561    167,937       339,324    331,595
                                                         --------   --------      --------   --------
Interest Expense:
  Interest on domestic deposits..........................  55,630     57,348       107,871    114,824
  Interest on foreign deposits...........................   2,628      1,498         5,586      3,269
  Interest on short-term borrowed funds..................   8,799      4,937        15,839      9,421
  Interest on long-term debt.............................      32         35            57        196
                                                         --------   --------      --------   --------
  Total interest expense.................................  67,089     63,818       129,353    127,710
                                                         --------   --------      --------   --------
Net Interest Income...................................... 108,472    104,119       209,971    203,885

Provision for credit losses..............................   6,271     10,399        10,785     19,848
                                                         --------   --------      --------   --------
  Net interest income after provision
    for loan losses...................................... 102,201     93,720       199,186    184,037
                                                         --------   --------      --------   --------
Other Income:
  Trust income...........................................  10,732      9,647        21,044     19,595
  Service charges on deposit accounts....................   8,502      7,543        15,936     14,530
  Securities transactions................................   1,200       (107)          626         (6)
  Mortgage banking gains.................................   4,190      6,979         5,652     10,940
  Mortgage loan servicing revenue........................   3,308      2,507         6,005      4,861
  Nonrecurring and other real-estate owned income........   1,481          4         1,601      2,652
  Other..................................................  11,982      9,666        24,265     19,235
                                                         --------   --------      --------   --------
  Total other income.....................................  41,395     36,239        75,129     71,807
                                                         --------   --------      --------   --------
Other Expenses:
  Salaries and employee benefits.........................  41,421     36,077        79,425     72,135
  Occupancy expense......................................   6,528      5,481        12,734     11,038
  Equipment expense......................................   5,321      4,336        10,369      8,963
  FDIC Insurance.........................................   4,465      4,079         8,738      8,162
  Nonrecurring charges...................................    --         --            --        1,525
  Other expenses.........................................  32,577     30,231        62,170     56,900
                                                         --------   --------      --------   --------
  Total other expenses...................................  90,312     80,204       173,436    158,723
                                                         --------   --------      --------   --------
Income Before Income Taxes...............................  53,284     49,755       100,879     97,121
  Income taxes...........................................  17,802     16,334        33,688     33,596
                                                         --------   --------      --------   --------
Net Income............................................... $35,482    $33,421       $67,191    $63,525
                                                         ========   ========      ========   ========
Per Common Share:
  Net income.............................................   $0.87      $0.82         $1.66      $1.56
  Dividends paid.........................................   $0.29      $0.26         $0.58      $0.52

Number of Common Shares Used to Calculate
  Net Income Per Share (thousands).......................  40,776     40,738        40,441     40,735

See accompanying notes to consolidated financial statements

OLD KENT FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)___________________________________________________

                                                                                1994           1993
Six months ended June 30 (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income..........................................................$       67,191  $      63,525
  Adjustments to reconcile net income
      to net cash provided by operating activities:
          Provision for credit losses.................................        10,785         19,848
          Depreciation, amortization and accretion....................        17,275         10,685
          Deferred income taxes.......................................             0              0
          Net gains on sales of assets................................        (2,767)       (11,855)
          Net decrease in trading account securities..................        31,657         48,140
          Originations and acquisitions of mortgages held-for-sale....    (1,011,639)      (857,095)
          Sales and prepayments of mortgages held-for-sale............     1,346,088        719,751
          Net increase in other assets................................       (17,241)       (10,291)
          Net decrease in other liabilities...........................       (47,542)        (8,276)
  Net cash provided by (used for) operating activities................       393,807        (25,568)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Maturities and prepayments of securities available-for-sale.........        59,952         58,636
  Proceeds from sales of securities available-for-sale................     1,213,641        127,577
  Purchases of securities available-for-sale..........................    (1,019,285)      (173,284)
  Maturities and prepayments of securities held-to-maturity...........       384,197        445,587
  Proceeds from sales of securities held-to-maturity..................             0              0
  Purchases of securities held-to-maturity............................      (316,488)      (684,094)
  Net increase in interest-earning deposits...........................        (6,582)       (18,839)
  Net (increase) decrease in loans....................................      (461,879)        69,911
  Purchases of leasehold improvements, premises and equipment, net....       (14,576)       (12,132)
  Acquisition of subsidiaries (net of cash acquired)..................        23,763         (7,522)
  Net cash used for investing activities..............................      (137,257)      (194,160)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in time deposits...........................................       316,138        218,890
  Decrease in demand and savings deposits.............................      (346,361)       (48,098)
  Increase in short-term borrowed funds...............................        55,930        118,381
  Payments of long-term debt obligations..............................           (43)       (14,943)

  Repurchases of common stock.........................................       (64,177)             -

  Proceeds from common stock issuances................................         2,563            588
  Dividends paid to shareholders......................................       (23,601)       (21,064)
  Net cash provided by (used for) financing activities................       (59,551)       253,754

  Net increase in cash and cash equivalents...........................       196,999         34,026
  Cash and cash equivalents at beginning of year......................       464,989        429,378
  Cash and cash equivalents at end of period..........................$      661,988  $     463,404



  Supplemental disclosures of cash flow information:
    Interest paid on deposits, short-term borrowings and
      long-term debt..................................................$      127,962  $     127,534
    Federal income taxes paid.........................................        36,872         41,355

  Significant non-cash transaction:
    Stock issued to acquire subsidiary................................$       62,551              -

  See accompanying notes to consolidated financial statements

      OLD KENT FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 1994

NOTE A:  BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 1994 are not necessarily indicative of the results that may be expected for the year ended December 31, 1994. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation's annual report on Form 10-K for the year ended December 31, 1993.



NOTE B:  LOANS AND NONPERFORMING ASSETS
The following summarizes loans and nonperforming assets at the dates indicated (in thousands of dollars):

                                                 June 30,  December 31,
     Loans:                                         1994          1993
     Commercial.............................. $1,498,646    $1,351,693
     Real estate  - Commercial...............  1,209,500     1,167,979
     Real estate  - Construction.............    144,042       136,565
     Real estate  - Residential mortgages....    904,933       754,544
     Real estate  - Consumer home equity ....    488,121       426,382
     Consumer................................  1,445,897     1,062,019
     Credit card loans.......................     69,164        62,396
     Lease financing.........................     76,485        55,108
     Total Loans............................. $5,836,788    $5,016,686

     Nonperforming assets:
     Nonaccrual loans........................    $47,955       $53,330
     Restructured loans......................      6,054         5,426
     Other real estate owned.................     11,297         9,480
     Total nonperforming assets..............    $65,306       $68,236


NOTE C:  ALLOWANCE FOR CREDIT LOSSES
The following summarizes the changes in the allowance for credit losses
(in thousands of dollars):
                                                          For the six months
                                                             ended June 30,
     Allowance for Credit Losses                           1994          1993
     Balance at January  1,........................... $140,725      $120,790
     Allowance of acquired entities...................    9,237         2,105
     Provision for credit losses......................   10,785        19,848
     Gross loans charged-off..........................   (9,230)      (14,649)
     Gross recoveries of loans previously charged-off.    7,063         4,163
     Balance at June 30,.............................. $158,580      $132,257

OLD KENT FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued (Unaudited)
June 30, 1994

NOTE D:  SECURITIES AVAILABLE-FOR-SALE
Note H to the consolidated financial statements contains further information regarding accounting for certain investments in debt and equity securities. The following summarizes amortized costs and estimated market values of securities available-for-sale at the dates indicated (in thousands of dollars):
                                                                                        Carrying
                                                               Gross         Gross         Value
                                               Amortized  Unrealized    Unrealized     at Market
                                                    Cost       Gains        Losses         Value
     June 30, 1994:
     U.S. Treasury and federal agencies......   $920,630     $10,525       $14,797      $916,358
     Collateralized mortgage obligations and
       other mortgage-backed securities......    263,640         162        13,304       250,498
     Equity securities.......................     12,575       1,569             0        14,144
     Total securities available-for-sale..... $1,196,845     $12,256       $28,101    $1,181,000

                                                Carrying
                                                Value at       Gross         Gross
                                               Amortized  Unrealized    Unrealized        Market
     December 31, 1993:                             Cost       Gains        Losses         Value
     U.S. Treasury and federal agencies......   $976,097     $50,615          $958    $1,025,754
     Collateralized mortgage obligations and
       other mortgage-backed securities......    394,251       1,765         4,642       391,374
     Equity securities.......................     12,276       4,340             0        16,616
     Total securities available-for-sale..... $1,382,624     $56,720        $5,600    $1,433,744

NOTE E:  SECURITIES HELD-TO-MATURITY
The following summarizes amortized costs and estimated market values of securities held-to-maturity at the dates indicated (in thousands of dollars):
                                                               Gross         Gross
                                               Amortized  Unrealized    Unrealized        Market
                                                    Cost       Gains        Losses         Value
     June 30, 1994:
     U.S. Treasury and federal agencies......   $817,923     $14,250        $2,542      $829,631
     Collateralized mortgage obligations and
       other mortgage-backed securities......  1,125,355       4,210        42,459     1,087,106
     State and political subdivision
       securities............................    198,389       5,714         1,819       202,284
     Other securities........................         23          28             1            50
     Total securities held-to-maturity....... $2,141,690     $24,202       $46,821    $2,119,071

     December 31, 1993:
     U.S. Treasury and federal agencies......   $986,151     $40,103        $1,059    $1,025,195
     Collateralized mortgage obligations and
       other mortgage-backed securities......    990,759      16,894         8,441       999,212
     State and political subdivision
       securities............................    204,685       9,019           896       212,808
     Other securities........................      3,113         471             1         3,583
     Total securities held-to-maturity....... $2,184,708     $66,487       $10,397    $2,240,798

OLD KENT FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued (Unaudited)
June 30, 1994

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

Effective May 2, 1994, Old Kent acquired EdgeMark Financial Corporation (EdgeMark) with assets of $522 million. Old Kent exchanged 1,917,566 shares of its common stock for all of the outstanding EdgeMark common stock. The aggregate value of Old Kent common stock issued was $62.6 million. The acquisition of EdgeMark was accounted for as a purchase. If this purchase and related stock repurchase (Note G) had been effective as of January 1, 1993, there would have been no material effect on Old Kent's results of operation or financial condition.


NOTE G:  CAPITAL STOCK
During the six months ended June 30, 1994, Old Kent repurchased almost two million shares of its common stock on the open market for an aggregate price of $64 million. The shares are similar in number to those issued for the purchase of EdgeMark Financial Corporation.


NOTE H:  ACCOUNTING POLICIES
Effective January 1, 1994, Old Kent adopted the provisions of Statement of Financial Accounting Standards No. 115, "Accounting
for Certain Investments in Debt and Equity Securities".   Adoption
of this statement had the effect of increasing the carrying value of securities available- for-sale by approximately $15.8 million and increasing total equity by approximately $10.3 million at June
30, 1994.   Adoption of this statement had no effect on net income
or cash flows.

Effective January 1, 1994, Old Kent adopted the provisions of Statement of Financial Accounting Standards No. 112, "Employer' Accounting for Postemployment Benefits". Adoption of this statement had no material impact on the consolidated financial statements included in this report.

As reflected in the accompanying consolidated balances sheets, certain residential mortgages, held by Old Kent with the positive intent to be sold to third party investors, have been classified as such in 1994. Financial statements dated prior to 1994 reflect these assets as a component of total loans.

Prior year's amounts included in these financial statements have been reclassified to conform with the 1994 presentation to place them on a basis comparable with the current periods' financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of certain significant factors which have affected the Registrant's financial condition and results of operations during the periods included in the consolidated financial
statements included in this filing.   The Registrant's form 10-Q for the
quarterly period ended March 31, 1994 is herein incorporated by reference.

RESULTS OF OPERATIONS

The Registrant's net income was $35,482,000 for the second quarter compared to $33,421,000 for the same period in 1993. Second quarter earnings per share was $.87, a 6.1% increase over last year's $.82. Year-to-date net income was $67,191,000 compared to $63,525,000 a year ago and earnings per share was $1.66, a 6.4% increase over last year's $1.56.

Total assets were $10.4 billion at quarter-end compared to 1993's second quarter-end assets of $9.3 billion. Return on average equity for the second quarter of 1994 was 16.88% and return on average assets was 1.40% (calculated on a basis excluding the balance sheet effect of unrealized gains/losses on securities available-for-sale). For the second quarter of 1993, return on average equity was 17.67% and return on average assets was 1.45%.

The Registrant's net interest income for the second quarter of 1994 was $108.5 million, a 4.2% increase over the $104.1 million recorded in the same period of 1993. This increase primarily resulted from a 10.5% increase in average interest earning assets, which was partially offset by a decrease of 27 basis points in the net interest margin. The net interest margin for the second quarter of 1994 was 4.67% compared to 4.94% for the second quarter of 1993. In general, the decrease in the net interest margin is mainly due to an extended period of low interest rates.

The provision for credit losses was $6.3 million in the second quarter of 1994 and $10.4 million in the second quarter of 1993. This decrease is related to improved asset quality. The allowance for credit losses as a percent of loans and leases outstanding was 2.72% at June 30, 1994 and 2.70% at June 30, 1993. Nonperforming assets as a percent of total loans was 1.12% at June 30, 1994 and 1.63% at June 30, 1993. Net credit losses were $1,651,000 or .12% of average loans for the second quarter of 1994 compared to $5,598,000 or .46% of average loans for the same period a year ago.

Total other operating income, excluding security transactions and nonrecurring items, increased 6.5% to $38.7 million during the second quarter of 1994 over the same period a year ago. Growth occurred despite a fall off in mortgage banking gains, which decreased $2.8 million or 40.0% from a year ago. The decrease in mortgage banking gains was largely influenced by reduced refinancing demand coupled with the effect of a rising interest rate environment during 1994. All other categories increased during the second quarter as compared to the same period in 1993, including an 11.2% increase in trust income, a 12.7% increase in service charges on deposits, a 32.0% increase in mortgage servicing revenue and a 24.0% increase in other service charges and fees. The latter increase was mainly due to a $1.3 million increase in merchant discount revenue on credit card transactions resulting from increased volume and improved pricing practices. Nonrecurring other real estate owned income (primarily gains on sales of properties) was $1,481 thousand for the second quarter 1994 compared to $4 thousand a year ago.

The Registrant sold approximately $428.5 million of residential mortgage loans during the quarter. The Registrant's residential third party mortgage servicing portfolio increased 47% to $4.2 billion at June 30, 1994, from $2.8 billion at June 30, 1993. This increase includes the $360 million servicing portfolio of Princeton Financial Corporation described in Note F to the consolidated financial statements.

Total net securities gains for the second quarter of 1994 was $1,200,000 compared to net losses of $107,000 for the same period of 1993.

Total operating expenses, excluding nonrecurring charges, increased during the second quarter 12.6% over the similar period of 1993. Salaries, wages and employee benefits increased 14.8% over 1993. The number of full-time equivalent employees increased 7.0% (or 335) to 5,130 at June 30, 1993. Equipment and net occupancy expenses increased 20.7% over 1993, and other operating expenses increased 7.8% over 1993. The increase in operating expenses includes the effect of acquisitions, as the Registrant acquired three Michigan banking sites in the latter part of 1993, Princeton Financial Corp. in February and EdgeMark Financial Corporation in May of 1994. Also, the Registrant's expansion of it's operations facilities in mid-1993 influenced other expenses and occupancy and equipment expense.


BALANCE SHEET CHANGES

Total loans increased 16.3% or $820 million from year-end 1993. This increase includes approximately $370 million of loans acquired with EdgeMark Financial Corporation. Excluding this purchase, since the beginning of the year, commercial loans have grown at an annualized rate of 8.4% and consumer loan outstandings have grown at an annualized rate of 33.4%. The primary reason for the significant growth in consumer loans has been strong loan demand, particularly for automobile financings. As a result of increased loan demand, other interest-earning assets decreased 9.0% or $379 million. Total interest-earning assets increased 4.9% or $454 million from year-end 1993.

Total deposits increased 5.5% or $438 million from year-end 1993. Non-interest bearing deposits increased 10.2% or $117 million and interest-bearing deposits increased by 4.7% or $320 million. Short-term borrowed funds increased 6.9% or 66 million from year-end 1993.


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

At June 30, 1994, shareholders' equity was $847 million, compared to $769 million at June 30, 1993, an increase of $78 million, or 10.1%. Total equity at June 30, 1994 includes an after-tax unrealized loss of $10.3 million on securities available-for-sale (see note H to the consolidated financial statements). Shareholders' equity as a percentage of total assets as of June
30, 1994 was 8.14%.   The following table represents the Registrant's
regulatory capital position as of  June 30, 1994.


Regulatory capital at June 30, 1994
(in millions)                                          Tier 1         Total
                                         Leverage   Risk-Based   Risk-Based
                                            Ratio      Capital      Capital
 Actual capital                            $744.5       $751.0       $837.0
 Required regulatory minimum capital        308.9        272.1        544.3
 Capital in excess of requirements         $435.6       $478.9       $292.7

 Actual ratio                               7.23%       11.04%       12.30%
 Regulatory Minimum Ratio                   3.00%        4.00%        8.00%
 Ratio considered "well capitalized"
   by regulatory agencies                   5.00%        6.00%       10.00%


During the first six months of 1994, the Registrant repurchased approximately two million shares of it's common stock for an aggregate price of $64.0 million. As described in note G to the consolidated financial statements, these repurchases were directly related to the Registrant's purchase of EdgeMark Financial Corporation (note F to the consolidated financial statements). These repurchases had the effect of decreasing book value per common share as shown in the table below.

Book value per common share, December 31, 1993                  $20.05
Net income per common share for the six months
   ended June 30, 1994 (including $.02 estimated
   beneficial effect of  common stock repurchased
   during the period)                                             1.66
Dividends per common share                                        (.58)
Effect of common stock repurchases during the
    first six months of 1994                                     (1.60)
Effect of stock issuances during the first six months of 1994     1.58
Book value per common share, June 30, 1994 (*)                  $21.11

 (*) Excludes valuation adjustment of securities available-for-sale.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                              OLD KENT FINANCIAL CORPORATION





Date:  August 12, 1994        /s/   John C. Canepa
                              ------------------------------
                                 Chairman of the Board
                                 and Chief Executive Officer





Date:  August 12, 1994        /s/   Richard W. Wroten
                              -------------------------------
                                 Executive Vice President and
                                 Chief Financial Officer

PART II    OTHER INFORMATION

Item 1.  Legal Proceedings
Old Kent Financial Corporation ("Old Kent") and its subsidiary Old Kent Bank and Trust Company are named, among other defendants, in a proceeding pending in the United States District Court for the Southern District of New York. That case was filed originally in the Supreme Court, State of New York, County of New York by Grow Group, Inc. against Perrigo Company, Michael J. Jandernoa, (Chairman of the Board and Chief Executive Officer of Perrigo Company, and presently a director of Old Kent), certain other persons believed to have been directors and officers of Perrigo Company, Old Kent, Old Kent Bank and Trust Company and another major bank with whom Old Kent Bank and Trust Company participated in a financing arrangement which is apparently the subject of the claim. The case was filed on April 13, 1994, but not then served on Old Kent or Old Kent Bank and Trust Company. It has subsequently been removed to Federal Court.

The case could be considered to be a material pending legal proceeding, even though the filing does not articulate a factual basis for material liability to Old Kent or Old Kent Bank and Trust Company. The case was initiated by the filing of a "Summons
with Notice".   The Summons with Notice is unlike a conventional
Complaint, in that it includes only a very general statement of the nature of the claims asserted and the relief sought, but does not detail the specific legal basis for the claims or the facts alleged in support of the claims. The recitations in the Summons with Notice suggest that Old Kent Bank and Trust Company, and another bank are alleged to have conspired with and aided and abetted certain members of the management of Perrigo Company in alleged breaches of fiduciary duty, usurpation of corporate opportunities, and intentional interference with prospective contractual relationships and economic advantages of Grow Group, Inc., a former shareholder of Perrigo Company.

The Summons with Notice recites that Grow Group, Inc., seeks relief against the defendants jointly and severally in the nature of recision, seeks an accounting by defendants of their stock and ownership interest in Perrigo and all income profits and returns received by the defendants, restitution of any benefits conferred as a result of the transactions that are the subject of the action, money damages, punitive damages, interest, costs, disbursements and attorney's fees.

Because of the very general nature of the recitation of claims and relief sought in the Summons with Notice, Old Kent Financial Corporation presently lacks sufficient information to make an informed assessment of the materiality of the claims which may be asserted against it or the probability of success on the merits. The language of the Summons and Notice suggests, however, that claims for damages may be made asserted in amounts which could be material. Old Kent intends to investigate the claims when they are stated with sufficient specificity to permit it to do so and to defend the case vigorously.

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

Item 6.    Exhibits and Reports on Form 8-K.
           a.)      Exhibits.
                    Exhibit 11 - Statement Re Computation of
                    Earnings Per Share.

           b.)      Reports on Form 8-K.
                    No Form 8-K was filed during the second
                    quarter of 1994.

                     EXHIBIT INDEX

       Exhibit                               Page Number

       11  Statement of Earnings per Share           15