Form 10-Q/A
period 1994-03-31
OLD KENT FINANCIAL CORP /MI/
filed 1994-08-17
CIK 746969

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
                                                 ==========      =========
See accompanying notes to consolidated financial statements

OLD KENT FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Income (Unaudited)_______________________________

                                                        For the Three Months
                                                           Ended March 31,
(in thousands, except per share data)                      1994       1993
Interest Income:
  Interest and fees on loans............................ $99,030   $100,601
  Interest on mortgages held-for-sale...................   4,945      2,599
  Interest on securities available for sale.............  22,490     19,925
  Interest on securities held-to-maturity:
      Taxable...........................................  33,319     35,931
      Tax exempt........................................   2,769      2,810
  Interest on deposits..................................     179      1,140
  Interest on federal funds sold and resale agreements..     562        171
  Interest on trading account securities................     469        481
                                                         -------    -------
  Total interest income................................. 163,763    163,658
                                                         -------    -------
Interest Expense:
  Interest on domestic deposits.........................  52,241     57,476
  Interest on foreign deposits..........................   2,958      1,771
  Interest on short-term borrowed funds.................   7,040      4,484
  Interest on long-term debt............................      25        161
                                                         -------    -------
  Total interest expense................................  62,264     63,892
                                                         -------    -------
Net Interest Income..................................... 101,499     99,766

Provision for Credit Losses.............................   4,514      9,449
                                                         -------    -------
  Net interest income after provision
    for credit losses...................................  96,985     90,317
                                                         -------    -------
Other Income:
  Trust income..........................................  10,312      9,948
  Service charges on deposit accounts...................   7,434      6,987
  Securities transactions...............................    (574)       101
  Gains on sales of residential mortgages...............   1,462      3,961
  Mortgage servicing revenue............................   2,697      2,354
  Nonrecurring revenue..................................      --      2,089
  Other.................................................  12,403     10,128
                                                         -------    -------
  Total other income....................................  33,734     35,568
                                                         -------    -------
Other Expenses:
  Salaries and employee benefits........................  38,004     36,058
  Occupancy expense.....................................   6,206      5,557
  Equipment expense.....................................   5,048      4,627
  FDIC deposit insurance................................   4,273      4,083
  Nonrecurring charges..................................      --       1525
  Other expenses........................................  29,593     26,669
                                                         -------    -------
  Total other expenses..................................  83,124     78,519
                                                         -------    -------
Income Before Income Taxes..............................  47,595     47,366
  Income taxes..........................................  15,886     17,262
                                                         -------    -------
Net Income.............................................. $31,709    $30,104
                                                         =======    =======

Net Income Per Common Share.............................   $0.79      $0.74
Dividends Per Common Share..............................   $0.29      $0.26

Number of Shares Used to Calculate
  Net Income Per Common Share (Thousands)...............  40,107     40,731

See accompanying notes to consolidated financial statements

OLD KENT FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)__________________________________________
                                                                          1994        1993
Three months ended March 31 (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income.........................................................$   31,709  $   30,104
 Adjustments to reconcile net income
     to net cash provided by operating activities:
         Provision for credit losses................................     4,514       9,449
         Depreciation, amortization and accretion...................     8,116       5,766
         Deferred income taxes......................................         0           0
         Net gains on sales of assets...............................       320      (4,605)
         Net increase in trading account securities.................   (28,962)       (480)
         Originations and acquisitions of mortgages held-for-sale...  (513,113)   (309,082)
         Sales and prepayments of mortgages held-for-sale...........   733,045     304,089
         Net decrease (increase) in other assets....................   (26,355)      2,233
         Net (decrease) increase in other liabilities...............   (24,646)      5,257
 Net cash provided by operating activities..........................   184,628      42,731

CASH FLOWS FROM INVESTING ACTIVITIES:
 Maturities and prepayments of securities available-for-sale........    43,624       1,594
 Proceeds from sales of securities available-for-sale...............   430,910      34,208
 Purchases of securities available-for-sale.........................  (605,416)    (74,856)
 Maturities and prepayments of securities held-to-maturity..........    89,577     150,893
 Proceeds from sales of securities held-to-maturity.................        -           -
 Purchases of securities held-to-maturity...........................  (161,149)   (347,396)
 Net decrease (increase) in interest-earning deposits...............    25,070     (10,127)
 Net (increase) decrease in loans...................................  (103,902)     70,721
 Purchases of leasehold improvements, premises and equipment (net)..    (5,682)     (5,011)
 Acquisition of subsidiary (net of cash acquired)...................   (11,353)     (7,522)
 Net cash used for investing activities.............................  (298,321)   (187,496)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Increase in time deposits..........................................   221,691     321,268
 Decrease in demand and savings deposits............................    (6,988)   (153,600)
 Increase (decrease) in short-term borrowed funds...................     4,702     (55,036)
 Payments of long-term debt obligations.............................       (22)    (14,922)
 Issuance of long-term debt obligations.............................         0           0
 Repurchases of common stock........................................   (33,265)         -

 Proceeds of common stock issuances.................................     1,284         422
 Dividends paid to shareholders.....................................   (11,570)    (10,529)
 Net cash provided by financing activities..........................   175,832      87,603

 Net increase (decrease) in cash and cash equivalents...............    62,139     (57,162)
 Cash and cash equivalents at beginning of period...................   464,989     429,378
 Cash and cash equivalents at end of period.........................$  527,128  $  372,216



 Supplemental disclosures of cash flow information:
   Interest paid on deposits, short-term borrowings
       and long-term debt...........................................$   61,733 $    64,503
   Federal income taxes paid........................................     3,872       5,500



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