Form 10-Q
period 1994-09-30
OLD KENT FINANCIAL CORP /MI/
filed 1994-11-15
CIK 746969

SECURITIES AND EXCHANGE COMMISSION
                       Washington D.C.  20549

                            FORM 10-Q


   /X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the quarterly period ended September 30, 1994, or

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

              Yes       /X/        No       / /

The number of shares outstanding of the registrant's Common stock, par value of $1, as of October 31, 1994, was 40,553,814 shares.

                                        INDEX

                      OLD KENT FINANCIAL CORPORATION


PART I.          FINANCIAL INFORMATION

Item 1.          Financial Statements (unaudited)

                 Consolidated Balance Sheets as of September 30, 1994
                    and December 31, 1993

                 Consolidated Statements of Income for the quarters
                    and nine months ended September 30, 1994 and 1993

                 Consolidated Statements of Cash Flows for the
                    nine months ended September 30, 1994 and 1993

                 Notes to consolidated financial statements

Item 2.          Management's Discussion and Analysis of
                    Financial Condition and Results of Operations


PART II.        OTHER INFORMATION

Item 6.          Exhibits and Reports on Form 8-K


SIGNATURES

OLD KENT FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)___________________________________________________________

                                                                        September 30, December 31,
(dollars in thousands)                                                          1994        1993
ASSETS:
Cash and due from banks...............................................     $414,029     $371,789
Federal funds sold and resale agreements..............................      185,037       93,200
Total cash and cash equivalents.......................................      599,066      464,989
Interest-earning deposits.............................................        1,858       32,596
Trading account securities............................................        9,427       38,558
Mortgages held-for-sale...............................................      168,350      474,898
Securities available-for-sale:
   Collateralized mortgage obligations and other mortgage-backed
       securities.....................................................      385,248      394,251
   Other securities...................................................      790,552      988,373
Total securities available-for-sale (amortized cost of
     $1,208,546, in 1994, and market value of $1,433,744, in 1993)....    1,175,800    1,382,624
Securities held-to-maturity:
   Collateralized mortgage obligations and other mortgage-backed
       securities.....................................................    1,081,765      990,759
   Other securities...................................................      975,896    1,193,949
Total securities held-to-maturity (market values of
     $2,015,754 and $2,240,798, respectively).........................    2,057,661    2,184,708

Loans.................................................................    6,203,422    5,016,686
Allowance for credit losses...........................................     (162,117)    (140,725)
Net loans.............................................................    6,041,305    4,875,961
Premises and equipment................................................      156,262      133,888
Other assets..........................................................      322,790      267,482
Total Assets..........................................................  $10,532,519   $9,855,704



LIABILITIES AND SHAREHOLDERS' EQUITY:
Liabilities:
Deposits:
   Non-interest bearing...............................................   $1,249,739   $1,144,700
   Interest-bearing...................................................    7,220,580    6,478,800
   Foreign deposits -- interest-bearing...............................      170,168      347,652
           Total deposits.............................................    8,640,487    7,971,152
Short-term borrowed funds.............................................      922,987      958,295
Other liabilities.....................................................      111,139      112,275
Long-term debt........................................................        1,141        1,215
Total Liabilities.....................................................    9,675,754    9,042,937

Shareholders' Equity:
Preferred stock: 25,000,000 shares authorized and unissued............           --           --
Common stock, $1 par value: 150,000,000 shares authorized;
  40,545,254 and 40,538,910 shares issued and outstanding ............       40,545       40,539
Capital surplus.......................................................      118,081      120,109
Retained earnings.....................................................      719,415      652,119
Valuation adjustment of securities available-for-sale.................      (21,276)          --
Total Shareholders' Equity............................................      856,765      812,767

Total Liabilities and  Shareholders' Equity...........................  $10,532,519   $9,855,704

OLD KENT FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Income
(Unaudited)___________________________________________________
                                                         For the Three Months    For the Nine Months
                                                         Ended September 30,      Ended September 30,
(in thousands, except per share data)                       1994         1993       1994         1993
Interest Income:
  Interest and fees on loans............................$127,115      $99,178   $339,148     $301,526
  Interest on mortgages available-for-sale..............   2,926        4,305     11,732       11,369
  Interest on securities available-for-sale.............  19,285       18,500     62,498       58,351
  Interest on securities held-to-maturity:
    Taxable.............................................  32,552       35,434     99,725      108,798
    Tax-exempt..........................................   2,694        2,639      8,216        8,044
  Interest on deposits..................................     342        1,346        882        3,447
  Interest on federal funds sold and resale agreements..   1,185        1,001      2,505        1,571
  Interest on trading account securities................     163          499        880        1,391
  Total interest income................................. 186,262      162,902    525,586      494,497

Interest Expense:
  Interest on domestic deposits.........................  63,537       56,010    171,408      170,834
  Interest on foreign deposits..........................   1,474        1,732      7,060        5,001
  Interest on short-term borrowed funds.................  10,201        5,678     26,040       15,099
  Interest on long-term debt............................      31           34         88          230
  Total interest expense................................  75,243       63,454    204,596      191,164

Net Interest Income..................................... 111,019       99,448    320,990      303,333

Provision for credit losses.............................   5,095        6,581     15,880       26,429
  Net interest income after provision
    for credit losses................................... 105,924       92,867    305,110      276,904

Other Income:
  Trust income..........................................  10,885       10,123     31,929       29,718
  Service charges on deposit accounts...................   8,397        7,631     24,333       22,161
  Securities transactions...............................     155        1,128        781        1,122
  Mortgage banking gains................................   1,488        6,965      7,140       17,905
  Mortgage loan servicing revenue.......................   3,234        2,070      9,239        6,931
  Nonrecurring and OREO income..........................     348          113      1,949        2,765
  Other.................................................  14,478       11,189     38,743       30,311
  Total other income....................................  38,985       39,219    114,114      110,913

Other Expenses:
  Salaries and employee benefits........................  41,659       36,583    121,084      108,718
  Occupancy expense.....................................   6,548        5,435     19,282       16,473
  Equipment expense.....................................   5,584        4,520     15,953       13,483
  FDIC Insurance........................................   4,687        4,075     13,425       12,237
  Nonrecurring charges..................................     ---          ---        ---        1,525
  Other expenses........................................  32,404       30,600     94,574       87,500
  Total other expenses..................................  90,882       81,213    264,318      239,936

Income Before Income Taxes..............................  54,027       50,760    154,906      147,881
  Income taxes..........................................  18,523       16,867     52,211       50,463
Net Income.............................................. $35,504      $33,893   $102,695      $97,418

Per Common Share:
  Net income............................................   $0.87        $0.83      $2.53        $2.39

  Dividends.............................................   $0.29        $0.26      $0.87        $0.78

Number of Common Shares Used to Calculate
  Primary Income Per Share (in thousands)...............  40,850       40,763     40,577       40,744


See accompanying notes to consolidated financial statements.

OLD KENT FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)______________________________________________________________

Nine months ended September 30 (in thousands)                                  1994           1993
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income...........................................................$    102,695   $     97,418
  Adjustments to reconcile net income
    to net cash provided by operating activities:
        Provision for credit losses....................................      15,880         26,429
        Depreciation, amortization and accretion.......................      27,341         18,845
        Net gains on sales of assets...................................      (3,738)       (20,685)
        Net decrease (increase) in trading account securities..........      30,061           (322)
        Originations and acquisitions of mortgages held-for-sale.......  (1,426,689)    (1,441,510)
        Sales and prepayments of mortgages held-for-sale...............   1,785,198      1,380,363
        Net decrease (increase) in other assets........................       2,530         (6,388)
        Net decrease in other liabilities..............................     (54,462)        (9,670)
  Net cash provided by operating activities............................     478,816         44,480

CASH FLOWS FROM INVESTING ACTIVITIES:
  Maturities and prepayments of securities available-for-sale..........     102,679         93,865
  Proceeds from sales of securities available-for-sale.................   1,636,010        303,650
  Purchases of securities available-for-sale...........................  (1,496,144)      (438,961)
  Maturities and prepayments of securities held-to-maturity............     485,549        725,908
  Proceeds from sales of securities held-to-maturity...................         646              -
  Purchases of securities held-to-maturity.............................    (335,429)      (942,342)
  Net decrease (increase) in interest-earning deposits.................      33,368        (62,179)
  Net (increase) decrease in loans.....................................    (830,070)        28,256
  Purchases of leasehold improvements, premises and equipment, net.....     (21,467)       (19,793)
  Acquisition of subsidiaries (net of cash acquired)...................      23,763         (7,522)
  Net cash used for investing activities...............................    (401,095)      (319,118)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in time deposits............................................     604,545        269,027
  Decrease in demand and savings deposits..............................    (402,974)        (6,600)
  (Decrease) increase in short-term borrowed funds.....................     (45,168)       206,356
  Payments of long-term debt obligations...............................         (74)       (14,964)
  Issuance of long-term debt obligations...............................           -             72
  Repurchases of common stock..........................................     (69,169)             -

  Proceeds from common stock issuances.................................       4,596          1,034
  Dividends paid to shareholders.......................................     (35,400)       (31,612)
  Net cash provided by financing activities............................      56,356        423,313
  Net increase in cash and cash equivalents............................     134,077        148,675
  Cash and cash equivalents at beginning of year.......................     464,989        429,378
  Cash and cash equivalents at end of period...........................$    599,066   $    578,053



  Supplemental disclosures of cash flow information:
    Interest paid on deposits, short-term borrowings and
      long-term debt...................................................$    199,001   $    188,642
    Federal income taxes paid..........................................      57,872         54,955

  Significant non-cash transaction:
    Stock issued to acquire subsidiary.................................$     62,551            -

  See accompanying notes to consolidated financial statements

OLD KENT FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 1994

NOTE A:  BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 1994 are not necessarily indicative of the results that may be expected for the year ended December 31, 1994. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation's annual report on Form 10-K for the year ended December 31, 1993.


NOTE B:  LOANS AND NONPERFORMING ASSETS
The following summarizes loans and nonperforming assets at the dates indicated (in thousands of dollars):
                                                    September 30, December 31,
     Loans:                                                 1994         1993
     Commercial...................................... $1,516,842   $1,351,693
     Real estate  - Commercial.......................  1,229,982    1,167,979
     Real estate  - Construction.....................    159,507      136,565
     Real estate  - Residential mortgages............  1,017,563      754,544
     Real estate  - Consumer home equity ............    522,667      426,382
     Consumer........................................  1,554,550    1,062,019
     Credit card loans...............................     83,915       62,396
     Lease financing.................................    118,396       55,108
     Total Loans..................................... $6,203,422   $5,016,686

     Nonperforming assets:
     Nonaccrual loans................................    $46,371      $53,330
     Restructured loans..............................      5,979        5,426
     Other real estate owned.........................      9,982        9,480
     Total nonperforming assets......................    $62,332      $68,236

NOTE C:  ALLOWANCE FOR CREDIT LOSSES
The following summarizes the changes in the allowance for credit losses
(in thousands of dollars):                                For the nine months
                                                          ended September 30,
     Allowance for Credit Losses                            1994         1993
     Balance at January  1,...........................  $140,725     $120,790
     Allowance of acquired entities...................     9,236        2,105
     Provision for credit losses......................    15,880       26,429
     Gross loans charged-off..........................   (12,843)     (18,737)
     Gross recoveries of loans previously charged-off.     9,119        6,055
     Balance at September 30,.........................  $162,117     $136,642

OLD KENT FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued (Unaudited) September 30, 1994

NOTE D:  SECURITIES AVAILABLE-FOR-SALE
Note H to the consolidated financial statements contains further information regarding accounting for certain investments in debt and equity securities.
The following summarizes amortized costs and estimated market values of securities available-for-sale at the dates indicated (in thousands of dollars):

                                                                                      Carrying
                                                              Gross         Gross        Value
                                              Amortized  Unrealized    Unrealized    at Market
                                                   Cost       Gains        Losses        Value
     September 30, 1994:
     U.S. Treasury and federal agencies.....   $790,970      $4,005       $18,911     $776,064
     Collateralized mortgage obligations and
       other mortgage-backed securities.....    405,001         134        19,887      385,248
     Equity securities......................     12,575       1,913             0       14,488
     Total securities available-for-sale.... $1,208,546      $6,052       $38,798   $1,175,800

                                               Carrying
                                               Value at       Gross         Gross
                                              Amortized  Unrealized    Unrealized       Market
     December 31, 1993:                            Cost       Gains        Losses        Value
     U.S. Treasury and federal agencies.....   $976,097     $50,615          $958   $1,025,754
     Collateralized mortgage obligations and
       other mortgage-backed securities.....    394,251       1,765         4,642      391,374
     Equity securities......................     12,276       4,340             0       16,616
     Total securities available-for-sale.... $1,382,624     $56,720        $5,600   $1,433,744

NOTE E:  SECURITIES HELD-TO-MATURITY
The following summarizes amortized costs and estimated market values of securities held-to-maturity at the dates indicated (in thousands of dollars):
                                                                    Gross         Gross
                                                    Amortized  Unrealized    Unrealized       Market
                                                         Cost       Gains        Losses        Value
     September 30, 1994:
     U.S. Treasury and federal agencies...........   $778,055      $9,000        $5,938     $781,117
     Collateralized mortgage obligations and
       other mortgage-backed securities...........  1,081,765       2,913        50,076    1,034,602
     State and political subdivision securities...    197,818       4,457         2,289      199,986
     Other securities.............................         23          27             1           49
     Total securities held-to-maturity............ $2,057,661     $16,398       $58,304   $2,015,754

     December 31, 1993:
     U.S. Treasury and federal agencies...........   $986,151     $40,103        $1,059   $1,025,195
     Collateralized mortgage obligations and
       other mortgage-backed securities...........    990,759      16,894         8,441      999,212
     State and political subdivision securities...    204,685       9,019           896      212,808
     Other securities.............................      3,113         471             1        3,583
     Total securities held-to-maturity............ $2,184,708     $66,487       $10,397   $2,240,798

OLD KENT FINANCIAL 'CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued (Unaudited) September 30, 1994

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

On August 24, 1994, Old Kent Financial Corporation entered into an agreement under which it would acquire First National Bank Corp, a bank holding company with assets of approximately $518 million, headquartered in Mount Clemens, Michigan. First National Bank Corp has sixteen offices, all in the northern suburban area of the Detroit market. The acquisition will be accounted for as a pooling-of-interests and is subject to stockholder and regulatory
approvals.   The acquisition is expected to be completed during the first quarter of 1995. Old Kent expects to issue approximately 2.5 million shares of its common stock in exchange for all of the outstanding shares of First National Bank Corp.


NOTE G:  CAPITAL STOCK
During the nine months ended September 30, 1994, Old Kent repurchased approximately 2.1 million shares of its common stock on the open market for an aggregate price of $69 million. The shares were purchased in connection with the acquisition of EdgeMark Financial Corporation.


NOTE H:  ACCOUNTING POLICIES
Effective January 1, 1994, Old Kent adopted the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Adoption of this statement had the effect of decreasing the carrying value of securities available-for-sale by approximately $32.7 million and decreasing total equity by approximately
$21.3 million at September 30, 1994.   Adoption of this statement had no
effect on net income or cash flows.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of certain significant factors which have affected the Registrant's financial condition and results of operations during the periods included in the consolidated financial statements included in this filing. The Registrant's forms 10-Q for the quarterly periods ended March 31 and June 30, 1994, are herein incorporated by reference.

RESULTS OF OPERATIONS
The Registrant's net income was $35,504,000 for the third quarter compared to $33,893,000 for the same period in 1993. Third quarter earnings per share was $.87, a 4.8% increase over last year's $.83. Year-to-date net income was $102,695,000 compared to $97,418,000 a year ago and earnings per share was $2.53, a 5.9% increase over last year's $2.39.

Total assets were $10.5 billion at quarter-end compared to 1993's third quarter-end assets of $9.5 billion. Return on average equity for the third quarter of 1994, excluding the effect of unrealized gains/(losses) on securities available-for-sale was 16.36% and including this effect was 16.61%. Return on average equity for the third quarter of 1993 was 17.33%. Return on average assets excluding the effect of unrealized gains/(losses) on securities available-for-sale was 1.37% for the third quarter of 1994 and including this effect was 1.38%. Return on assets was 1.45% for the third quarter of 1993.

The Registrant's net interest income for the third quarter of 1994 was $111.0 million, a 11.6% increase over the $99.4 million recorded in the same period of 1993. This increase primarily resulted from a 10.5% increase in average interest earning assets and a slightly higher net interest margin of 4.66% for the third quarter of 1994 compared to 4.63% for the third quarter of 1993.

The provision for credit losses was $5.1 million in the third quarter of 1994 and $6.6 million in the third quarter of 1993. The decrease in the provision reflects improved asset quality. The allowance for credit losses as a percent of loans and leases outstanding was 2.61% at September 30, 1994 and 2.77% at September 30, 1993. Nonperforming assets as a percent of total loans was 1.00% at September 30, 1994 and 1.58% at September 30, 1993. Net credit losses were $1,557,000 or .10% of average loans for the third quarter of 1994 compared to $2,196,000 or .18% of average loans for the same period a year ago.

Total other operating income, excluding security transactions and nonrecurring items, increased 1.6% to $38.5 million during the third quarter of 1994 over the same period a year ago. Growth occurred despite a fall off in mortgage banking gains, which decreased $5.5 million or 78.6% from a year ago. The decrease in mortgage banking gains was largely influenced by reduced refinancing demand coupled with the effect of a rising interest rate environment during 1994. Mortgage servicing revenue increased $1.2 million or 56.2% during the third quarter of 1994 over the same period a year ago. This reflects an increase of $1.2 billion in our third party mortgage servicing portfolio from a year ago. All other categories increased during the third quarter as compared to the same period in 1993, including a 7.5% increase in trust income, a 10.0% increase in service charges on deposits and a 29.4% increase in other service charges and fees. The latter increase was mainly due to a $1.8 million increase in merchant discount revenue on credit card transactions resulting from increased volume and improved pricing practices. Nonrecurring and other real estate owned income (primarily gains on sales of properties) was $348 thousand for the third quarter 1994 compared to $113 thousand a year ago.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION
            AND RESULTS OF OPERATIONS (CONTINUED)

The Registrant sold approximately $286.2 million of residential mortgage loans during the quarter. The Registrant's residential third party mortgage servicing portfolio increased 38.8% to $4.3 billion at September 30, 1994, from $3.1 billion at September 30, 1993. This increase includes the $360 million servicing portfolio of Princeton Financial Corporation described in Note F to the consolidated financial statements.

Total net securities gains for the third quarter of 1994 were $155,000 compared to gains of $1,128,000 for the same period of 1993.

Total operating expenses, excluding nonrecurring charges, increased during the third quarter 11.9% over the similar period of 1993. Salaries, wages and employee benefits increased 13.9% over 1993. The number of full-time equivalent employees increased 6.6% (or 307) to 4,987 at September 30, 1994. Equipment and net occupancy expenses increased 21.9% over 1993, and other operating expenses increased 7.0% over 1993. The increase in operating expenses includes the effect of acquisitions, as the Registrant acquired three Michigan banking sites in the latter part of 1993, Princeton Financial Corp. in March and EdgeMark Financial Corporation in May of 1994. Also, the Registrant's expansion of it's operations facilities in mid-1993 influenced other expenses and occupancy and equipment expense.


BALANCE SHEET CHANGES

Total loans increased 23.7% or $1.2 billion from year-end 1993. This increase includes approximately $384 million in loans acquired from the acquisition of EdgeMark Financial Corporation. Excluding this purchase, since the beginning of the year, commercial loans have grown 6.9% and consumer loan outstandings have grown 26.4%. The primary reason for the significant growth in consumer loans has been strong loan demand, particularly for automobile financings. As a result of increased loan demand, other interest-earning assets decreased 13.7% or $576 million. Total interest-earning assets (excluding securities available-for-sale valuation adjustment) increased 6.6% or $611 million from year-end 1993.

Total deposits increased 8.4% or $669 million from year-end 1993.
Non-interest bearing deposits increased 9.2% or $105 million and interest-bearing deposits increased by 8.3% or $564 million. Short-term borrowed funds decreased 3.7% or $35 million from year-end 1993.


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

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION
            AND RESULTS OF OPERATIONS (CONTINUED)


At September 30, 1994, shareholders' equity was $857 million, compared to $793 million at September 30, 1993, an increase of $64 million, or 8.1%. Total equity at September 30, 1994 is reduced by an after-tax unrealized loss of $21 million on securities available-for-sale (see note H to the consolidated financial statements). Shareholders' equity as a percentage of total assets, excluding the balance sheet effect of unrealized gains/ losses on securities available for sale as of September 30, 1994 was 8.31%. The following table represents the Registrant's regulatory capital position as of September 30, 1994.


Regulatory capital at September 30, 1994
(in millions)                                      Tier 1          Total
                                     Leverage    Risk-Based   Risk-Based
                                        Ratio       Capital      Capital
 Actual capital                        $777.2        $783.4       $873.3
 Required regulatory minimum capital    312.8         284.7        569.4
 Capital in excess of requirements     $464.4        $498.7       $303.9

 Actual ratio                           7.43%        11.01%       12.27%
 Regulatory Minimum Ratio               3.00%         4.00%        8.00%
 Ratio considered "well capitalized"
  by regulatory agencies                5.00%         6.00%       10.00%


During the first nine months of 1994, the Registrant repurchased approximately 2.1 million shares of it's common stock for an aggregate price of $69 million. As described in note G to the consolidated financial statements, these repurchases were directly related to the Registrant's purchase of EdgeMark Financial Corporation (note F to the consolidated financial statements). These repurchases had the effect of decreasing book value per common share as shown in the table below.

Book value per common share, December 31, 1993                   $20.05
Net income per common share for the nine months
   ended September 30, 1994 (including $.03 estimated
   beneficial effect of  common stock repurchased
   during the period)                                              2.53
Dividends per common share                                         (.87)
Effect of adoption of SFAS 115 as of January 1, 1994 to
    include valuation adjustment of securities
    available-for-sale                                             (.52)
Effect of common stock repurchases during the
    first nine months of 1994                                     (1.71)
Effect of stock issuances during the first nine months of 1994     1.66
Book value per common share, September 30, 1994                  $21.14

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

Item 6.    Exhibits and Reports on Form 8-K.
           a.)      Exhibits.
                    Exhibit 11 - Statement Re Computation of Earnings
                    Per Share.
                    Exhibit 27 - Financial Data Schedules

           b.)      Reports on Form 8-K.
                    No Form 8-K was filed during the third quarter of 1994.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act o the registrant has duly caused this report to be signed on it by the undersigned thereunto duly authorized.




                              OLD KENT FINANCIAL CORPORATION





Date:  November 15, 1994         /s/  John C. Canepa
                                 --------------------------------
                                      Chairman of the Board
                                      and Chief Executive Officer





Date:  November 15, 1994      /s/  Richard W. Wroten
                             ----------------------------------
                                   Executive Vice President and
                                   Chief Financial Officer