Form 10-K405
OLD KENT FINANCIAL CORP /MI/
filed 1995-03-29
CIK 746969

___________________________________________________________________________

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-K


          _X_ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
               For the fiscal year ended December 31, 1994

          ___ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
               For the transition period from _______ to __________________


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                        Yes ___X___          No ________

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.     [ X ]

State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the filing.

        Aggregate Market Value as of February 28, 1995:  $1,221,800,000

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

       Common stock outstanding at February 28, 1995:  42,984,257 shares

                      Documents Incorporated By Reference

Portions of the registrant's annual report to shareholders for the year ended December 31, 1994, are incorporated by reference in Part II.

Portions of the registrant's proxy statement for its April 17, 1995, annual meeting of shareholders are incorporated by reference in Part III.
___________________________________________________________________________



































                           -1-

                                     PART I


Item 1.  Business.

          Old Kent Financial Corporation ("Old Kent") is a bank holding company with its headquarters in Grand Rapids, Michigan. As of December 31, 1994, Old Kent owned directly and indirectly all of the stock of 17 commercial banks and 6 operating nonbank subsidiaries that had their principal offices in various cities in Michigan and Illinois. As of December 31, 1994, Old Kent Bank and Trust Company ("OKB-MI"), which is headquartered in Grand Rapids, Michigan, was Old Kent's largest subsidiary. On January 1, 1995, Old Kent consolidated 15 of its bank subsidiaries, all of which were Michigan banks, into a single bank that operates under the name "Old Kent Bank."

          Old Kent's business is concentrated in a single industry segment--commercial banking. Old Kent's subsidiaries offer a wide range of commercial banking and fiduciary services. These include accepting deposits, commercial lending, consumer financing, real estate and lease financing, equipment leasing, bank credit cards, debit cards, safe deposit facilities, automated transaction machine services, cash management, electronic banking services, money transfer services, international banking services, corporate and personal trust services, personal investment and securities brokerage services, credit life insurance and other banking services.

          The principal markets for these financial services are the Michigan and Illinois communities in which Old Kent subsidiaries are located and the areas immediately surrounding those communities. As of December 31, 1994, Old Kent and its subsidiaries served these markets through 207 full service banking offices located in and around those communities.

          As of December 31, 1994, OKB-MI accounted for 41% of total deposits and 42% of total loans of Old Kent and its subsidiaries on a consolidated basis. At December 31, 1994, OKB-MI had assets of $4.6 billion, representing 42% of Old Kent's consolidated assets. Old Kent's 16 other subsidiary banks ranged in size from $78 million to $1.9 billion in total assets as of December 31, 1994. On a pro forma basis giving effect to the consolidation of the Michigan banks, at December 31, 1994, OKB-MI would have accounted for 81% of total deposits and 83% of total loans of Old Kent and its subsidiaries on a consolidated basis, with assets of $8.7 billion.

          The principal source of revenues for Old Kent is interest and fees on loans, which accounted for 54.5% of total revenues in 1994, 49.7% in 1993, and 53.5% in 1992. Interest on securities is also a significant source of revenue, accounting for 25.8% of total revenues in 1994, 28.9% in 1993, and 29.7% in 1992.

          Old Kent has had no foreign loans at any time during the last five years. The foreign activities of Old Kent primarily involve time

                           -2-
deposits with banks and placements for domestic customers of the banks. These activities did not significantly impact Old Kent's financial condition or results of operations. More detailed information concerning these foreign activities is contained in the statistical information that appears below.

          OKB-MI's subsidiary, Old Kent Mortgage Company, originates residential mortgages through its offices located in Grand Rapids, suburban Chicago, Illinois, Central and Southern Florida, Minnesota, Ohio and Texas. On March 1, 1994, this subsidiary acquired Princeton Financial Corp. headquartered in Orlando with 12 other Florida offices. The acquisition was treated as a purchase for accounting purposes and, accordingly, results of operations of Princeton Financial Corp. subsidiaries are included from the date of purchase. At December 31, 1993, Princeton had assets of $65.6 million and stockholders' equity of $5.4 million. Old Kent Mortgage Company conducts a traditional retail and wholesale mortgage banking business in one- to four-family residential mortgage loans. Substantially all mortgage production is sold into the secondary market with servicing retained. Mortgage servicing for all of Old Kent's subsidiaries and independent investors is performed by OKB-MI's subsidiary, Old Kent Mortgage Services, Inc.

          Effective May 2, 1994, Old Kent acquired EdgeMark Financial Corporation ("EdgeMark"), a bank holding company located in Chicago, Illinois. The acquisition was effected by a merger of EdgeMark with and into Old Kent - Illinois, Inc., a wholly owned subsidiary of Old Kent. The acquisition was treated as a purchase for accounting purposes and, accordingly, results of operations of EdgeMark subsidiaries are included from the date of purchase. At the effective date, EdgeMark had, on a consolidated basis, assets totaling approximately $522 million and deposits of approximately $456 million. EdgeMark stockholders received
1,917,566 shares of common stock of Old Kent. EdgeMark owned all the stock of five commercial banks located in Chicago, Countryside, Lombard, Lockport, and Rosemont, Illinois, that operated eight banking offices in six Illinois communities. The principal market for the financial services offered by EdgeMark and its subsidiaries was downtown Chicago and the surrounding metropolitan area. As described below, EdgeMark's subsidiary banks in Chicago, Lombard and Rosemont were consolidated with Old Kent Bank (Illinois) in October, 1994.

          On October 14, 1994, Old Kent consolidated four of its six Illinois bank subsidiaries into a single bank, Old Kent Bank ("OKB-IL"), under the name "Old Kent Bank." OKB-IL has 26 branches primarily serving Cook, DuPage and Kane Counties. At December 31, 1994, the consolidated bank had assets of $1.9 billion, deposits of $1.5 billion and a total loan portfolio of $0.9 billion.

          Effective February 1, 1995, Old Kent acquired First National Bank Corp. ("FNBC"), a bank holding company located in Clinton Township, Michigan. The acquisition was effected by a merger of FNBC with and into Old Kent. This transaction will be accounted for as a "pooling-of-interests." At December 31, 1994, FNBC had, on a consolidated basis, assets totaling approximately $531 million and deposits of approximately

                           -3-
$472 million. FNBC stockholders received approximately 2,636,817 shares of common stock of Old Kent. FNBC owned all the stock of First National Bank in Macomb County, a national banking association ("First National"), that operates 15 banking offices in Macomb County, Michigan. The principal market for the financial services offered by FNBC and First National was Macomb County, Michigan, and the communities within Macomb County.

          The business of banking is highly competitive. In addition to competition from other commercial banks, banks face significant competition from nonbank financial institutions. Savings associations compete aggressively with commercial banks for deposits and loans. Credit unions and finance companies are significant factors in the consumer loan market. Insurance companies, investment firms and retailers are significant competitors for some types of business. Banks compete for deposits with a broad spectrum of other types of investments such as mutual funds, debt securities of corporations and debt securities of the federal government, state governments and their respective agencies. The principal methods of competition for financial services are price (interest rates paid on deposits, interest rates charged on borrowings and fees charged for services) and service (convenience and quality of services rendered to customers).

          Banks and bank holding companies are extensively regulated.
Other than First National, Old Kent's subsidiary banks are chartered under state law and are supervised and regulated by the Federal Deposit Insurance Corporation ("FDIC") and either the Financial Institutions Bureau of the State of Michigan or the Commissioner of Banks and Trust Companies of the State of Illinois. First National is a national banking association chartered under federal law and is supervised, examined and regulated by the United States Office of the Comptroller of the Currency. Some of the banks are members of the Federal Reserve System and are supervised, examined and regulated by the Federal Reserve System. Deposits of all of the banks are insured by the FDIC to the extent provided by law.

          Federal and state laws which govern banks significantly limit their business activities in a number of respects. Prior approval of the Board of Governors of the Federal Reserve System ("Federal Reserve Board"), and in some cases various other governing agencies, is required for Old Kent to acquire control of any additional banks. The business activities of Old Kent and its subsidiaries are limited to banking and other activities closely related to banking.

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

          Federal law contains a "cross-guarantee" provision which could result in insured depository institutions owned by Old Kent being assessed


                           -4-
for losses incurred by the FDIC in connection with assistance provided to, or the failure of, any other insured depository institution owned by Old Kent. Under Federal Reserve Board policy, Old Kent is expected to act as a source of financial strength to each subsidiary bank and to commit resources to support each subsidiary bank. Under federal law, the FDIC also has authority to impose special assessments on insured depository institutions to repay FDIC borrowings from the United States Treasury or other sources and to establish semiannual assessment rates on Bank Insurance Fund ("BIF") member banks to maintain the BIF at the designated reserve ratio required by law.

          Recently the FDIC has proposed a substantial reduction in assessment rates on deposits covered by the BIF. The amount and timing of that reduction is uncertain, but a reduction is not, in any event, expected to occur before the fourth quarter of 1995. If the proposal is adopted and implemented as announced, the lowering of assessment rates on Old Kent's subsidiary bank deposits covered by the BIF may have a favorable effect on Old Kent's results of operations. As a result of acquisitions, Old Kent subsidiaries also have some deposits insured under the FDIC's Savings Association Insurance Fund ("SAIF"). The FDIC does not presently propose to reduce assessment rates on SAIF insured deposits.

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

          The nature of the business of Old Kent's subsidiaries is such that they hold title, on a temporary or permanent basis, to a number of parcels of real property. These include property owned for branch offices and other business purposes as well as properties taken in or in lieu of foreclosure to satisfy loans in default. Under current state and federal laws, present and past owners of real property are exposed to liability for the cost of clean up of contamination on or originating from those properties, even if they are wholly innocent of the actions that caused the contamination. These liabilities can be material and can exceed the value of the contaminated property.

          Currently, Old Kent is authorized to acquire subsidiary banks in any state in which state laws permit such acquisitions. Out-of-state bank holding companies in any state are permitted to acquire banks located in Michigan and Illinois if the laws of the state in which the out-of-state bank holding company is located authorize a bank holding company located in Michigan or Illinois to acquire ownership of banks in that state on a reciprocal basis. Under the recent Riegle-Neal Interstate Banking and


                           -5-
Branching Efficiency Act of 1994 ("IBBEA"), a bank holding company may, after September 29, 1995, make certain interstate acquisitions even if state law would otherwise prohibit it. Starting June 1, 1997, IBBEA permits a bank in one state to acquire an out-of-state bank unless one of the states has enacted legislation prohibiting interstate bank acquisitions. IBBEA also permits a bank to establish a de novo branch in another state if the state has a law expressly permitting all out-of-state banks to establish de novo branches in that state.

          In the aggregate, Old Kent and its subsidiaries had 4,998 employees (on a full time equivalent basis) at December 31, 1994. Old Kent and its subsidiaries are equal opportunity employers whose affirmative action programs comply with applicable federal laws and executive orders.

          The statistical information on the following pages further describes certain aspects of the business of Old Kent. Additional statistical information describing the business of Old Kent appears in Management's Discussion and Analysis of Financial Condition and Results of Operations incorporated by reference in Item 7 and the Selected Financial Data incorporated by reference in Item 6.


































                           -6-
Investment Portfolio

          The following table shows, by class of maturities as of December 31, 1994, the amounts and weighted average yields of securities held-to-maturity and securities available-for-sale on the basis of amortized cost:

                                                               MATURING

                                                   After One but     After Five but
                                Within One Year  Within Five Years  Within Ten Years   After Ten Years
                                Amount   Yield    Amount    Yield    Amount   Yield    Amount   Yield
                                                         (Dollars in Thousands)
U.S. Treasury and other
  U.S. government agencies
  and corporations            $279,836   8.07%  $1,338,588   6.81%  $166,251   7.27%  $ 1,632    8.45%

States and other political
subdivisions(3)                 35,165   9.52       83,978   9.32     37,101   8.95    21,243   10.89

Other Securities                  --       --         --      --        --      --     21,404     --

Total                         $315,001   8.23%  $1,422,566   6.96%  $203,352   7.58%  $44,279    5.54%

(1)  The effective yields are weighted for the scheduled maturity of each security.

(2)  Collateralized mortgage obligations and mortgage-backed securities of $1,487,622, having a weighted average yield of 6.35% at December 31, 1994, are not included in the table shown above.

(3)  Weighted average interest rates have been computed on a fully taxable equivalent basis.  The rates shown on securities issued by states and political subdivisions have been restated, assuming a 35% tax rate.  The amount of the adjustment, due to restating the rates, is as follows:

                            Tax-Exempt                    Rate of Taxable
                               Rate      Adjustment      Equivalents Basis
      Under 1 Year            6.19%          3.33%              9.52%
      1 to 5 Years            6.06           3.26               9.32
      5 to 10 Years           5.82           3.13               8.95
      Over 10 Years           7.08           3.81              10.89

      Total                   6.16%          3.32%              9.48%

     (4)  The aggregate book value of the securities of no single issuer except the U.S. Government exceeds 10 percent of Old Kent's consolidated shareholders' equity.





                           -7-
Loan Portfolio

          The following table shows the maturity of loans (excluding residential mortgages of 1-4 family residences, consumer loans, credit card loans, and lease financing) outstanding at December 31, 1994. Also provided are the amounts due after one year classified according to their sensitivity to changes in interest rates.

                                        Due in One          Due in One          Due After
                                        Year or Less        to Five Years       Five Years
                                                      (In Thousands of Dollars)
Commercial, financial and agricultural  $  977,679           $  548,183         $ 82,586

Real estate-construction                   133,618               53,997            6,902

Real estate-non-residential                294,030              797,595           93,910

Total                                   $1,405,327           $1,399,775         $183,398

Loans due after one year:
  With fixed rates                                           $  586,888         $ 93,335
  With floating rates                                           812,887           90,063
Total                                                        $1,399,775         $183,398



























                           -8-
Loan Portfolio (continued)

          Foreign Outstandings: A summary of significant foreign outstandings for the three years ended December 31, 1994, is as follows:

                                                 Outstandings to Foreign

                                    Banks and                            Percent
                                 other financial                        of total
                                 institutions(1)         Total           assets
                                                 (Dollars in Thousands)
          At December 31, 1994
            All Countries(2)        $ 5,000             $ 5,000           .05%

          At December 31, 1993
            All Countries(2)        $21,992             $21,992           .22%

          At December 31, 1992
            All Countries(2)        $56,427             $56,427           .65%

(1)  All foreign outstandings at the dates indicated were to banks and other financial institutions.
     These consist primarily of interest-earning deposits with foreign banks and foreign branches of
     U.S. banks.

(2)  Outstandings in each country were less than 1% of Old Kent's total assets.
























                           -9-
Deposits
          The daily average amounts of deposits and rates paid on such deposits for the periods indicated are:

                                                          Years Ended December 31,
                                                1994                 1993                  1992
                                          Amount      Rate     Amount      Rate      Amount      Rate
                                                           (Dollars in Thousands)
In Domestic Offices:
Non-interest-bearing demand deposits   $1,157,910             $1,024,964           $  905,941
Savings deposits                        3,213,531     2.33%    3,030,380    2.58%   2,761,215    3.32%
Time deposits                           3,723,547     4.49     3,377,374    4.34    3,396,894    5.22

In Foreign Office:
Time deposits                             245,109     4.25       210,916    3.25      222,605    3.74

Total                                  $8,340,097             $7,643,634           $7,286,655

The time remaining until maturity of time deposits (all of which are time certificates of deposit) of $100,000 or more at December 31, 1994, is as follows:

                                           Time Certificates
                                               of Deposit
                                        (Dollars in Thousands)
          3 months or less                   $  904,288
          Over 3 through 6 months               211,339
          Over 6 through 12 months              232,364
          Over 12 months                        367,933

             Total                           $1,715,924

Time deposits in the foreign office are all in amounts of $100,000 or more.













                           -10-
Short-Term Borrowed Funds

          Short-term borrowed funds consist of federal funds purchased and securities sold under agreements to repurchase, bank notes, and treasury tax and loan demand notes. The following amounts and rates applied during the last three years:

                 Federal Funds Purchased and Securities                                    Aggregate
                  Sold Under Agreements to Repurchase:      Bank Notes               Short-Term Borrowings
                        1994      1993      1992      1994     1993   1992 (1)      1994      1993      1992
                         (Dollars in Thousands)        (Dollars in Thousands)        (Dollars in Thousands)
Amounts outstanding
  at year-end         $434,291  $484,658  $481,339  $400,000  $235,000           $  998,150  $958,295  $627,161
Average amount
  outstanding
  during year         $413,163  $452,296  $565,072  $358,342  $134,589           $  929,623  $725,134  $680,789
Maximum amount
  outstanding at
  any month-end       $577,988  $529,327  $693,227  $440,000  $235,000           $1,072,903  $958,295  $800,179
Weighted average
  interest rate
  at year-end(2)         4.78%     2.77%     2.88%     5.80%     3.58%                5.29%     2.96%     2.85%
Weighted average
  interest rate
  during year(2)         3.73%     2.83%     3.27%     4.65%     3.42%                4.12%     2.97%     3.32%

(1)  There were no Bank Notes outstanding during 1992.

(2)  The weighted average interest rates are derived by dividing the interest expense for the period by the daily average balance during the period.




















                           -11-
Item 2.  Properties.

          The executive offices of Old Kent and the main office of OKB-MI are located in an office complex in downtown Grand Rapids, Michigan. This complex consists of two interconnected buildings, including a 10-story office building. Approximately 65% of the 281,000 square feet of space in the complex is occupied by Old Kent and OKB-MI. The balance is leased to others for terms of varying lengths.

          Old Kent's operations center is housed in two buildings located near Grand Rapids. The two buildings, which have a total of 340,000 square feet, are owned by OKB-MI.

          Old Kent's subsidiary banks conducted business from a total of 207 full service banking offices as of December 31, 1994. Of the full service banking offices, 157 are owned by the banks or their subsidiaries, and 50 are leased from various independent parties for various lease terms.


Item 3.  Legal Proceedings.

          Old Kent's subsidiaries are parties, as plaintiff or defendant, to a number of legal proceedings. Except as described below, all of these proceedings are considered to be ordinary routine litigation incidental to their business, and none is considered to be a material pending legal proceeding.

          Old Kent and its subsidiary, OKB-MI, are named, among other defendants, in a lawsuit filed by Grow Group, Inc. ("Grow"), presently pending in the United States District Court for the Southern District of New York. Principal defendants in this case include Perrigo Company ("Perrigo"), Michael J. Jandernoa (Chairman of the Board and Chief Executive Officer of Perrigo, and presently a director of Old Kent) and certain other persons who are believed to have been directors and officers of Perrigo (the "Non-bank Defendants"), as well as Old Kent, OKB-MI, and National Bank of Detroit ("NBD"; now NBD Bank), with which OKB-MI participated in the financing arrangement that is in part the subject of the case.

          The case was initiated on April 13, 1994, with the filing of a "Summons With Notice" in the Supreme Court, State of New York, County of New York. However, Old Kent was not then served with process or notice of the case. The case was subsequently removed to Federal Court where a complaint was filed on March 1, 1995.

          In 1988, OKB-MI participated in a credit facility which partially financed the purchase of all of the stock of Perrigo from Grow by the Non-bank Defendants in the case. Grow now alleges that NBD and OKB-MI conspired with and aided and abetted the Non-bank Defendants in certain breaches of duties, fraud, and usurpation of corporate opportunity; misappropriated and used confidential and proprietary information for their own benefit; and breached a relationship of trust and confidence with Grow. Grow demands judgment against the defendants, jointly and severally, for

                           -12-
damages in an unspecified but apparently material amount, profits and benefits accruing to the defendants as a result of the alleged wrongful acts, punitive damages, interest and costs.

          Discovery proceedings in this case have not yet been commenced. Accordingly, Old Kent presently has only limited information available to make an informed assessment of the materiality of the claims. However, based on the limited information presently available, Old Kent has no reason to believe that there is a basis for a meritorious claim against it in this case and intends to oppose the action vigorously.

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

          Martin J. Allen, Jr. (age 58) has been secretary of Old Kent since 1986 and a senior vice president of Old Kent since 1985. Prior to that, he served Old Kent in various other executive capacities. Mr. Allen is also a member of Old Kent's Management Committee.

          David A. Dams (age 42) has been an executive vice president of OKB-MI since 1986. Prior to that, he served Old Kent in various other executive capacities. Mr. Dams is also a member of Old Kent's Management Committee and a director of Old Kent
     Financial Life Insurance Company, an Old Kent subsidiary.

          E. Philip Farley (age 55) has been an executive vice president of OKB-MI since 1987. Prior to that, he served Old Kent in various other executive capacities. Mr. Farley is also a member of Old Kent's Management Committee.

          Ralph W. Garlick (age 58) has been an executive vice president-senior credit officer of Old Kent since 1989. He was an executive vice president of OKB-MI from 1984 until 1989. Prior to that, he served Old Kent in various other executive capacities. Mr. Garlick is also President-Metro Detroit (since February, 1995) and a member of Old Kent's Management Committee.

          Richard L. Haug (age 55) has been a senior vice president and general auditor of Old Kent since 1986.

          Charles W. Jennings, Jr. (age 55) has been a senior vice president of human resources of Old Kent since 1984. Prior to


                           -13-
     that, he served Old Kent in various other executive capacities. Mr. Jennings is also a member of Old Kent's Management Committee.

          Kevin T. Kabat (age 38) has been an executive vice president of Old Kent since February 1995. He was senior vice president and manager of corporate operations and technology of Old Kent from 1993 until 1995, senior vice president and manager of corporate operations from 1990 until 1993, and a vice president and director of human resources of OKB-MI from 1986 until 1990. Prior to that, he served Old Kent in various other executive capacities. Mr. Kabat is also a member of Old Kent's Management Committee.

          David L. Kerstein (age 51) became an executive vice president, retail banking, of Old Kent and OKB-MI in 1992. Prior to that, he was a senior vice president of Bank One (Texas), a bank, from 1990 until 1992, and a senior vice president of Citibank FSB (Chicago), a bank, from 1987 until 1990.
     Mr. Kerstein is also a member of Old Kent's Management Committee.

          Leigh I. Sherman (age 46) has been a senior vice president and marketing director of Old Kent since 1989. He was formerly a senior vice president and marketing director of American Security Bank, a bank, for over 5 years. Mr. Sherman is also a member of Old Kent's Management Committee.

          Robert H. Warrington (age 47) has been president of Old Kent Mortgage Company, an indirect subsidiary of Old Kent, since 1993. He was a senior vice president of OKB-MI from 1988 until 1993. Prior to that, he served Old Kent in various other executive capacities. Mr. Warrington is also a director of Old Kent Mortgage Company, president and a director of Old Kent Mortgage Services, Inc., and a member of Old Kent's Management Committee.

          Thomas D. Wisnom (age 56) has been an executive vice president of Old Kent since 1985. Prior to that, he served Old Kent in various other executive capacities. Mr. Wisnom is also a member of Old Kent's Management Committee.

          Richard W. Wroten (age 42) has been an executive vice president and chief financial officer of Old Kent since September 1991. From 1989 until 1991 he was an executive vice president and chief financial officer of First City Bancorporation of Texas, Inc., a bank holding company, and chief financial officer and a director of First City, Texas-Houston N.A., a commercial









                           -14-
     bank.1 Until 1989, Mr. Wroten was a partner of Arthur Andersen & Co., an accounting firm. Mr. Wroten is also a member of Old Kent's Management Committee and a director of Old Kent Financial Life Insurance Company and Old Kent Mortgage Company, both of which are Old Kent subsidiaries.
__________________________

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


                                    PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
         Matters.

          The information under the caption "Cash Dividends" on pages 37 and 38 and under the captions "Old Kent Common Stock" and "Two-Year Range of Common Stock Prices" on page 71 of Old Kent's annual report to shareholders for the year ended December 31, 1994, is here incorporated by reference.


Item 6.  Selected Financial Data.

          The information under the caption "Five Year Summary of Selected Financial Data" on page 20 of Old Kent's annual report to shareholders for the year ended December 31, 1994, is here incorporated by reference.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

          The information under the caption "Financial Review" on pages 21 through 47 of Old Kent's annual report to shareholders for the year ended December 31, 1994, is here incorporated by reference.


Item 8.  Financial Statements and Supplementary Data.

          The financial statements, notes and the report of independent public accountants on pages 51 through 70 of Old Kent's annual report to shareholders for the year ended December 31, 1994, are here incorporated by reference.

          The information under the caption "Quarterly Financial Data" on page 48 of Old Kent's annual report to shareholders for the year ended December 31, 1994, is here incorporated by reference.



                           -15-
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

          Not applicable.


                                   PART III

Item 10.  Directors and Executive Officers of the Registrant.

          The information set forth under the captions "Board of Directors" and "Compliance with Section 16(a) of the Exchange Act" in Old Kent's definitive Proxy Statement for its April 17, 1995, annual meeting of shareholders is here incorporated by reference.


Item 11.  Executive Compensation.

          The information set forth under the captions "Compensation of Executive Officers and Directors," "Executive Severance Agreements" and "Compensation of Directors" in Old Kent's definitive Proxy Statement for its April 17, 1995, annual meeting of shareholders is here incorporated by reference.


Item 12.  Security Ownership of Certain Beneficial Owners and Management.

          The information set forth under the caption "Voting Securities" in Old Kent's definitive Proxy Statement for its April 17, 1995, annual meeting of shareholders is here incorporated by reference.


Item 13.  Certain Relationships and Related Transactions.

          The information set forth under the caption "Certain
Relationships and Related Transactions" in Old Kent's definitive Proxy Statement for its April 17, 1995, annual meeting of shareholders is here incorporated by reference.
















                           -16-
                                   PART IV


Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

     (a) (1) Financial Statements. The following financial statements and report of independent public accountants of Old Kent Financial Corporation and its subsidiaries are filed as part of this report:

          Report of Independent Public Accountants dated January 16,
          1995
          Consolidated Balance Sheets--December 31, 1994 and 1993 Consolidated Statements of Income for each of the three years in the period ended December 31, 1994
          Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 1994
          Consolidated Statements of Shareholders' Equity for each of the three years in the period ended December 31, 1994 Notes to Consolidated Financial Statements

          The financial statements, the notes to financial statements, and the report of independent public accountants listed above are set forth in
Item 8 of this report.

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

            (b) Restated Bylaws. Previously filed as Exhibit 3(b) to the registrant's Form 10-K Annual Report for its fiscal year ended December 31, 1993. Here incorporated by reference.

          4 (a)     Certificate of Designation, Preferences, and Rights of
                    Series B Preferred Stock; Rights Agreement. Previously filed as an exhibit to the registrant's Form 8-A
                    Registration Statement filed December 20, 1988. Here incorporated by reference.

            (b) Long-term Debt. The registrant has outstanding long-term debt which at the time of this report does not exceed 10% of the registrant's total consolidated assets. The registrant agrees to furnish copies of the

                           -17-
                    agreements defining the rights of holders of such long-term indebtedness to the Securities and Exchange
                    Commission upon request.

         10(a) Incentive Stock Option Plan of 1982.* Previously filed as Exhibit 10(a) to the registrant's Form 10-K Annual
                    Report for its fiscal year ended December 31, 1991.
                    Here incorporated by reference.

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

           (d)      Amendment to Executive Retirement Income Plan.*

           (e) Executive Stock Option Plan of 1986.* Previously filed as Exhibit 10(d) to the registrant's Form 10-K Annual
                    Report for its fiscal year ended December 31, 1991.
                    Here incorporated by reference.

           (f) Restricted Stock Plan of 1987.* Previously filed as part of the registrant's Definitive Proxy Statement dated March 6, 1992. Here incorporated by reference.

           (g)      Old Kent Executive Thrift Plan and Related Trust.*
                    Previously filed as Exhibit 10(f) to the registrant's
                    Form 10-K Annual Report for its fiscal year ended
                    December 31, 1991.  Here incorporated by reference.

           (h)      Amendment to Executive Thrift Plan.*

           (i) Rights Agreement. Previously filed as an exhibit to the registrant's Form 8-A Registration Statement filed
                    December 20, 1988.  Here incorporated by reference.

           (j)      Deferred Stock Compensation Plan and Related Trust.*

           (k)      Executive Severance Agreements for Messrs. Canepa,
                    Sherwood, Sadler, Wagner and Wisnom.*

           (l) Stock Option Incentive Plan of 1992.* Previously filed as part of the registrant's Definitive Proxy Statement dated March 6, 1992. Here incorporated by reference.




                           -18-
           (m)      Old Kent Deferred Compensation Plan and Related Trust.*
                    Previously filed as Exhibit 10(m) to the registrant's
                    Form 10-K Annual Report for its fiscal year ended
                    December 31, 1991.  Here incorporated by reference.

           (n)      Old Kent Directors' Deferred Compensation Plan and
                    Related Trust.*

           (o)      Amended and Restated Old Kent Directors' Deferred
                    Compensation Plan.* Previously filed as the Appendix to the registrant's Definitive Proxy Statement dated
                    March 12, 1993.  Here incorporated by reference.

         11         Statement Re Computation of Earnings per Common Share.

         12         Statement Re Computation of Other Ratios.

         13         Annual Report to Shareholders of Old Kent Financial
                    Corporation for the year ended December 31, 1994.

         21         Subsidiaries of Registrant.

         23         Consent of Independent Public Accountants.

         24         Powers of Attorney.

         27         Financial Data Schedule.

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


                               OLD KENT FINANCIAL CORPORATION
                               (Registrant)


Date:  March 29, 1995          By /s/ Richard W. Wroten
                                  Richard W. Wroten
                                  Executive Vice President and
                                  Chief Financial Officer
                                  (Duly authorized signatory for the
                                  Registrant and Principal Financial
                                  and Accounting Officer)

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.


March 29, 1995               /s/ John M. Bissell*
                             John M. Bissell
                             Director


March 29, 1995               /s/ John D. Boyles*
                             John D. Boyles
                             Director


March 29, 1995               /s/ John C. Canepa*
                             John C. Canepa
                             Chairman of the Board and Director


March __, 1995               __________________________________
                             Richard M. DeVos, Jr.
                             Director


March 29, 1995               /s/ Earl D. Holton*
                             Earl D. Holton
                             Director


March 29, 1995               /s/ Michael J. Jandernoa*
                             Michael J. Jandernoa
                             Director


March 29, 1995               /s/ John P. Keller*
                             John P. Keller
                             Director


March 29, 1995               /s/ Jerry K. Myers*
                             Jerry K. Myers
                             Director


March 29, 1995               /s/ William U. Parfet*
                             William U. Parfet
                             Director


March 29, 1995               /s/ Percy A. Pierre*
                             Percy A. Pierre
                             Director

March 29, 1995               /s/ Robert L. Sadler*
                             Robert L. Sadler
                             Vice Chairman of the Board and
                             Director


March 29, 1995               /s/ Peter F. Secchia*
                             Peter F. Secchia
                             Director


March 29, 1995               /s/ B. P. Sherwood, III*
                             B. P. Sherwood, III
                             Vice Chairman of the Board, Treasurer, and
                             Director


March 29, 1995               /s/ David J. Wagner*
                             David J. Wagner
                             President and Chief Executive Officer, and
                             Director (Principal Executive Officer)


                             *By /s/ Richard W. Wroten
                                 Richard W. Wroten
                                 Attorney-in-Fact




























                           -22-

                                  EXHIBIT INDEX
          Number              Exhibit
           3(a)     Restated Articles of Incorporation.  Previously filed
                    as Exhibit 3(a) to the registrant's Form 10-Q Quarterly
                    Report for the quarter ended March 31, 1993.  Here
                    incorporated by reference.

            (b) Restated Bylaws. Previously filed as Exhibit 3(b) to the registrant's Form 10-K Annual Report for its fiscal year ended December 31, 1993. Here incorporated by reference.

           4(a)     Certificate of Designation, Preferences, and Rights of
                    Series B Preferred Stock; Rights Agreement. Previously filed as an exhibit to the registrant's Form 8-A
                    Registration Statement filed December 20, 1988. Here incorporated by reference.

            (b) Long-term Debt. The registrant has outstanding long-term debt which at the time of this report does not exceed 10% of the registrant's total consolidated assets. The registrant agrees to furnish copies of the agreements defining the rights of holders of such long-term indebtedness to the Securities and Exchange
                    Commission upon request.

         10(a) Incentive Stock Option Plan of 1982.* Previously filed as Exhibit 10(a) to the registrant's Form 10-K Annual
                    Report for its fiscal year ended December 31, 1991.
                    Here incorporated by reference.

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

           (d)      Amendment to Executive Retirement Income Plan.*

           (e) Executive Stock Option Plan of 1986.* Previously filed as Exhibit 10(d) to the registrant's Form 10-K Annual
                    Report for its fiscal year ended December 31, 1991.
                    Here incorporated by reference.

           (f) Restricted Stock Plan of 1987.* Previously filed as part of the registrant's Definitive Proxy Statement dated March 6, 1992. Here incorporated by reference.

           (g)      Old Kent Executive Thrift Plan and Related Trust.*
                    Previously filed as Exhibit 10(f) to the registrant's
                    Form 10-K Annual Report for its fiscal year ended
                    December 31, 1991.  Here incorporated by reference.

           (h)      Amendment to Executive Thrift Plan.*

           (i) Rights Agreement. Previously filed as an exhibit to the registrant's Form 8-A Registration Statement filed
                    December 20, 1988.  Here incorporated by reference.

           (j)      Deferred Stock Compensation Plan and Related Trust.*

           (k)      Executive Severance Agreements for Messrs. Canepa,
                    Sherwood, Sadler, Wagner and Wisnom.*

           (l) Stock Option Incentive Plan of 1992.* Previously filed as part of the registrant's Definitive Proxy Statement dated March 6, 1992. Here incorporated by reference.

           (m)      Old Kent Deferred Compensation Plan and Related Trust.*
                    Previously filed as Exhibit 10(m) to the registrant's
                    Form 10-K Annual Report for its fiscal year ended
                    December 31, 1991.  Here incorporated by reference.

           (n)      Old Kent Directors' Deferred Compensation Plan and
                    Related Trust.*

           (o)      Amended and Restated Old Kent Directors' Deferred
                    Compensation Plan.* Previously filed as the Appendix to the registrant's Definitive Proxy Statement dated
                    March 12, 1993.  Here incorporated by reference.

         11         Statement Re Computation of Earnings per Common Share.

         12         Statement Re Computation of Other Ratios.

         13         Annual Report to Shareholders of Old Kent Financial
                    Corporation for the year ended December 31, 1994.

         21         Subsidiaries of Registrant.

         23         Consent of Independent Public Accountants.

         24         Powers of Attorney.

         27         Financial Data Schedule.

         99         Old Kent Thrift Plan Performance Table.
______________________

    * These agreements are management contracts or compensation plans or arrangements required to be filed as exhibits to this Form 10-K.