Form 10-Q
period 1995-03-31
OLD KENT FINANCIAL CORP /MI/
filed 1995-05-15
CIK 746969

SECURITIES AND EXCHANGE COMMISSION
                      Washington D.C.   20549

                           FORM 10-Q


       X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
           For the quarterly period ended March 31, 1995, or

           Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
           For the transition period from _______ to ___________

                       Commission File Number 0-12216

                  OLD KENT FINANCIAL CORPORATION
        (Exact name of registrant as specified in its charter)


                  Michigan                       38-1986608
         (State of Incorporation) (I.R.S. Employer Identification Number)

         One Vandenberg Center
         Grand Rapids, Michigan                  49503
  (Address of principal executive offices)     (Zip Code)

            Registrant's telephone number, including a(616) 771-5000


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

              Yes         X        No


The number of shares outstanding of the registrant's Common stock, par value of $1, as of April 30, 1995 was 43,041,617 shares.

                                 INDEX

                      OLD KENT FINANCIAL CORPORATION


PART I.          FINANCIAL INFORMATION

Item 1.          Financial Statements (unaudited)

                 Consolidated Balance Sheets as of March 31, 1995
                    and December 31, 1994

                 Consolidated Statements of Income for the
                    three months ended March 31, 1995 and 1994

                 Consolidated Statements of Cash Flows for the
                    three months ended March 31, 1995 and 1994

                 Notes to consolidated financial statements

Item 2.          Management's Discussion and Analysis of
                    Financial Condition and Results of Operations


PART II.        OTHER INFORMATION

Item 4.          Submission of matters to a vote of
                    security holders

Item 6.          Exhibits and Reports on Form 8-K




SIGNATURES

OLD KENT FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets (Unaudited)__________________________________________________________

                                                                         March 31,    December 31,
(dollars in thousands)                                                      1995           1994
ASSETS:
Cash and due from banks.............................................   $   466,168  $   486,281
Federal funds sold and resale agreements............................       542,341       28,727
Total cash and cash equivalents.....................................     1,008,509      515,008
Interest-earning deposits...........................................        15,789        5,255
Trading account securities..........................................        56,276       10,651
Mortgages held-for-sale.............................................       139,825      189,989
Securities available-for-sale:
   Collateralized mortgage obligations and other mortgage-backed
       securities...................................................       280,604      406,422
   Other securities.................................................       727,781    1,050,908
Total securities available-for-sale (amortized cost of
     $1,031,229, and $1,518,208, respectively)......................     1,008,385    1,457,330
Securities held-to-maturity:
   Collateralized mortgage obligations and other mortgage-backed
       securities...................................................     1,017,006    1,092,797
   Other securities.................................................     1,033,858      990,695
Total securities held-to-maturity (market values of
     $2,013,281 and $2,002,803, respectively).......................     2,050,864    2,083,492

Loans...............................................................     7,204,268    6,854,849
Allowance for credit losses.........................................      (171,194)    (167,253)
Net loans...........................................................     7,033,074    6,687,596
Premises and equipment..............................................       173,305      171,815
Other assets........................................................       361,104      356,587
Total Assets........................................................   $11,847,131  $11,477,723

LIABILITIES AND SHAREHOLDERS' EQUITY:
Liabilities:
Deposits:
   Non-interest bearing.............................................   $ 1,336,327  $ 1,449,460
   Interest-bearing.................................................     7,885,634    7,599,218
   Foreign deposits -- interest-bearing.............................       340,730      380,659
     Total deposits.................................................     9,562,691    9,429,337
Short-term borrowed funds...........................................     1,161,305    1,009,650
Other liabilities...................................................       185,834      141,621
Long-term debt......................................................         1,095        1,119
Total Liabilities...................................................    10,910,925   10,581,727
Shareholders' Equity:
Preferred stock: 25,000,000 shares authorized and unissued..........            --           --
Common stock, $1 par value: 150,000,000 shares authorized;
  42,969,105 and 43,178,291 shares issued and outstanding ..........        42,969       43,178
Capital surplus.....................................................       134,353      141,246
Retained earnings...................................................       773,738      751,163
Valuation adjustment of securities available-for-sale...............       (14,854)     (39,591)
Total Shareholders' Equity..........................................       936,206      895,996

Total Liabilities and Shareholders' Equity..........................   $11,847,131  $11,477,723

See accompanying notes to consolidated financial statements

OLD KENT FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Income (Unaudited)____________________________

                                                       For the Three Month
                                                         Ended March 31,
(in thousands, except per share data)                    1995       1994
Interest Income:
  Interest and fees on loans...........................$156,341   $105,527
  Interest on mortgages available-for-sale.............   2,687      4,945
  Interest on securities available-for-sale............  22,833     22,603
  Interest on securities held-to-maturity:
    Taxable............................................  30,550     34,080
    Tax-exempt.........................................   3,272      3,289
  Interest on deposits.................................     206        179
  Interest on federal funds sold and resale agreement..   2,698        669
  Interest on trading account securities...............     328        469
  Total interest income................................ 218,915    171,761

Interest Expense:
  Interest on domestic deposits........................  79,696     55,009
  Interest on foreign deposits.........................   5,145      2,958
  Interest on short-term borrowed funds................  16,232      7,050
  Interest on long-term debt...........................      28         25
  Total interest expense............................... 101,101     65,042

Net Interest Income.................................... 117,814    106,719

Provision for credit losses............................   4,567      4,664
  Net interest income after provision
    for credit losses.................................. 113,247    102,055

Other Income:
  Trust income.........................................  10,326     10,312
  Service charges on deposit accounts..................   9,148      8,100
  Securities transactions..............................    (137)      (573)
  Credit card transaction revenue......................   6,593      4,723
  Mortgage banking gains...............................   2,433      2,006
  Mortgage servicing revenue...........................   3,856      2,697
  Other................................................   8,800      7,715
  Total other income...................................  41,019     34,980

Other Expenses:
  Salaries and employee benefits.......................  47,019     39,974
  Occupancy expense....................................   7,226      6,744
  Equipment expense....................................   5,996      5,403
  FDIC Insurance.......................................   5,149      4,514
  Interbank credit card transaction fees...............   4,110      2,974
  Other expenses.......................................  33,053     28,294
  Total other expenses................................. 102,553     87,903

Income Before Income Taxes.............................  51,713     49,132
  Income taxes.........................................  17,010     16,241
Net Income.............................................$ 34,703   $ 32,891

Per Common Share:
  Net income...........................................   $0.80      $0.77
  Dividends............................................   $0.31      $0.29

Number of Common Shares Used to Calculate
  Primary Income Per Share (in thousands)..............  43,427     42,776

See accompanying notes to consolidated financial statements.

OLD KENT FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)_______________________________________________________
Three months ended March 31 (in thousands)                                             1995       1994
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income....................................................................... $   34,703 $    32,891
  Adjustments to reconcile net income
      to net cash provided by operating activities:
          Provision for credit losses..............................................      4,567       4,664
          Depreciation, amortization and accretion.................................      9,367       8,862

          Net gains/(losses) on sales of assets....................................       (728)         50
          Net change in trading account securities.................................    (44,982)    (28,962)
          Originations and acquisitions of mortgages held-for-sale.................   (318,728)   (513,113)
          Sales and prepayments of mortgages held-for-sale.........................    368,892     733,045
          Net change in other assets...............................................     (8,574)    (26,754)
          Net change in other liabilities..........................................     32,192     (24,497)
  Net cash provided by operating activities........................................     76,709     186,186

CASH FLOWS FROM INVESTING ACTIVITIES:
  Maturities and prepayments of securities available-for-sale......................     17,345      46,659
  Proceeds from sales of securities available-for-sale.............................    738,624     430,910
  Purchases of securities available-for-sale.......................................   (267,845)   (608,755)
  Maturities and prepayments of securities held-to-maturity........................     54,551      92,742

  Purchases of securities held-to-maturity.........................................    (22,910)   (188,808)
  Net (increase) decrease in interest-earning deposits.............................    (10,534)     25,070
  Net increase in loans............................................................   (350,046)   (101,674)
  Purchases of leasehold improvements, premises and equipment (net)................     (6,871)     (5,333)
  Acquisition of subsidiaries (net of cash acquired)...............................          -     (11,353)
  Net cash provided by (used for) investing activities.............................    152,314    (320,542)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in time deposits........................................................    420,570     231,056
  Decrease in demand and savings deposits..........................................   (287,215)    (10,746)
  Increase in short-term borrowed funds............................................    151,655       4,702
  Payments of long-term debt obligations...........................................        (23)        (22)

  Repurchases of common stock......................................................     (7,648)    (33,265)

  Proceeds of common stock issuances...............................................        545       1,284
  Dividends paid to shareholders...................................................    (13,406)    (12,010)
  Net cash provided by financing activities........................................    264,478     180,999

  Net change in cash and cash equivalents..........................................    493,501      46,643
  Cash and cash equivalents at beginning of period.................................    515,008     513,272
  Cash and cash equivalents at end of period....................................... $1,008,509 $   559,915



  Supplemental disclosures of cash flow information:
    Interest paid on deposits, short-term borrowings
        and long-term debt......................................................... $   91,883 $    64,582
    Federal income taxes paid......................................................      3,737       3,872


  See accompanying notes to consolidated financial statements

OLD KENT FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 1995

NOTE A:  BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1995 are not necessarily indicative of the results that may be expected for the year ended December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation's annual report on Form 10-K for the year ended December 31, 1994.

Prior period's amounts included in these financial statements have been reclassified to place them on a basis comparable with the current periods' financial statements.

NOTE B:  LOANS AND NONPERFORMING ASSETS
The following summarizes loans and nonperforming assets at the dates indicated (dollars in thousands):

                                               March 31, December 31,
     Loans:                                       1995       1994
     Commercial.............................. $1,713,362  $1,655,764
     Real estate  - Commercial...............  1,539,963   1,326,042
     Real estate  - Construction.............    242,481     215,213
     Real estate  - Residential mortgages....  1,149,949   1,160,614
     Real estate  - Consumer home equity ....    573,799     561,975
     Consumer................................  1,719,829   1,722,134
     Credit card loans.......................    132,872     102,252
     Lease financing.........................    132,013     110,855
     Total Loans............................. $7,204,268  $6,854,849

Effective January 1, 1995, the Corporation adopted the provisions of Statements of Financial Accounting Standards Nos. 114 and 118, "Accounting by Creditors for Impairment of a Loan" and "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures", respectively. These statements require that the recorded investment in certain impaired loans be adjusted by means of a valuation allowance to reflect a net carrying value determined under one of the following methods: (1) the present value of expected future cash flows discounted at the loan's effective rate of interest, (2) the loan's observable market price, or (3) the fair value of the collateral, if the loan is collateral dependent. Old Kent's policy is to review its nonaccrual loans with a carrying value of $1 million or more for measurement under the aformentioned standards. Based on the application of this policy, at March 31, 1995, there was no valuation allowance associated with these loans. Adoption of these statements had no effect upon the Corporation's total allowance for credit losses or net income.


                                                    March 31, December 31,
     Nonperforming Assets (dollars in thousands)       1995       1994
     Impaired loans (on nonaccrual status)........   $47,998    $54,576
     Restructured loans...........................     3,939      5,838
     Other real estate owned......................    12,660     12,366
     Total nonperforming assets...................   $64,597    $72,780

OLD KENT FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued (Unaudited)
March 31, 1995

NOTE C:  ALLOWANCE FOR CREDIT LOSSES
The following summarizes the changes in the allowance for credit losses
(in thousands of dollars):
                                                        For the three months
                                                             ended March 31,
     Allowance for Credit Losses                             1995      1994
     Balance at January  1,............................   $167,253  $145,323
     Allowances acquired with purchased loans..........        198       176
     Provision for credit losses.......................      4,567     4,664
     Gross loans charged-off...........................     (4,433)   (4,739)
     Gross recoveries of loans previously charged-off..      3,609     4,155
     Balance at end of period..........................   $171,194  $149,579

NOTE D:  SECURITIES AVAILABLE-FOR-SALE
 The following summarizes amortized costs and estimated market values of securities available-for-sale at the dates indicated (in thousands of dollars):


                                                                                          Carrying
                                                                   Gross        Gross       Value
                                                   Amortized  Unrealized   Unrealized   at Market
     March 31, 1995:                                    Cost       Gains       Losses       Value
     U.S. Treasury and federal agencies........   $  713,515      $1,112      $13,527  $  701,100
     Collateralized mortgage obligations and
       other mortgage-backed securities........      291,119         287       10,802     280,604
     Equity securities.........................       26,595          86            0      26,681
     Total securities available-for-sale.......   $1,031,229      $1,485      $24,329  $1,008,385

     December 31, 1994:
     U.S. Treasury and federal agencies........   $1,054,962      $1,396      $30,178  $1,026,180
     Collateralized mortgage obligations and
       other mortgage-backed securities........      439,904          78       33,560     406,422
     Equity securities.........................       23,342       1,386            0      24,728
     Total securities available-for-sale.......   $1,518,208      $2,860      $63,738  $1,457,330

NOTE E:  SECURITIES HELD-TO-MATURITY
The following summarizes amortized costs and estimated market values of securities held-to-maturity at the dates indicated (in thousands of dollars):


                                                                    Gross        Gross
                                                   Amortized   Unrealized   Unrealized     Market
     March 31, 1995:                                    Cost        Gains       Losses      Value
     U.S. Treasury and federal agencies.......... $  790,374      $ 5,496      $ 6,613   $  789,257
     Collateralized mortgage obligations and
       other mortgage-backed securities..........  1,016,990        2,913       42,083      977,820
     State and political subdivision securities..    243,500        5,087        2,384      246,203
     Total securities held-to-maturity........... $2,050,864      $13,497      $51,080   $2,013,281

     December 31, 1994:
     U.S. Treasury and federal agencies.......... $  769,576      $ 2,409      $11,752   $  760,233
     Collateralized mortgage obligations and
       other mortgage-backed securities..........  1,092,797        1,590       72,355    1,022,032
     State and political subdivision securities..    221,119        3,645        4,226      220,538
     Total securities held-to-maturity........... $2,083,492       $7,644      $88,333   $2,002,803

OLD KENT FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued (Unaudited)
March 31, 1995

NOTE F:  BUSINESS COMBINATIONS

     On February 1, 1995 Old Kent acquired First National Bank Corp., a bank holding company headquarted in Mount Clemens, Michigan. The merger was effected through the exchange of 1.08125 shares of Old Kent Common Stock (2,636,221 total shares) for each outstanding share of First National Bank Corp., common stock. The merger was accounted for as a pooling-of-interests. Accordingly, the accompanying consolidated financial statements have been restated to include the financial position and results of operations of First National Bank Corp. prior to the merger.

     Seperate results of operations of the combined entities for the periods prior to the merger are as follows:
                                                      First National
     (In Thousands)                          Old Kent   Bank Corp.   Combined
     Three months ended March 31, 1995:
       Net interest income...................$111,511    $6,303      $117,814
       Net income............................  32,942     1,761        34,703
     Three months ended March  31, 1994:
       Net interest income................... 101,499     5,220       106,719
       Net income............................  31,709     1,182        32,891

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of certain significant factors which have affected the Registrant's financial condition and results of operations during the periods included in the consolidated financial statements included in this filing.

RESULTS OF OPERATIONS
The Registrant's net income was $34,703,000 for the first quarter compared to $32,891,000 for the same period in 1994. First quarter earnings per share was $.80, a 3.9% increase over last year's $.77.

Total assets were $11.8 billion at quarter-end compared to 1994's first quarter-end assets of $10.6 billion. Return on average equity for the first quarter of 1995 was 15.28% compared to 15.09% for the first quarter of 1994. Return on assets was 1.21% for the first quarter of 1995 compared to 1.27% for the first quarter of 1994.

The Registrant's net interest income for the first quarter of 1995 was $117.8 million, a 10.4% increase over the $106.7 million recorded in the same period of 1994. This increase primarily resulted from an 11.3% increase in average interest earning assets. The net interest margin of 4.51% for the first quarter of 1995 was slighty lower than the 4.55% earned on average interest-earning assets during the first quarter of 1994. The decrease in the net interest margin is primarily due to increased borrowing costs, as the interest costs for paying liabilities rose to a greater extent than the yields of earning assets.

The provision for credit losses was $4.6 million in the first quarter of 1995 and $4.7 million in the first quarter of 1994. The allowance for credit losses as a percent of loans and leases outstanding was 2.38% at March 31, 1995 and 2.75% at March 31, 1994. Nonperforming assets as a percent of total loans was .90% at March 31, 1995 and 1.22% at March 31, 1994. Net credit losses were $0.8 million or .05% of average loans for the first quarter of 1995 compared to $0.6 million or .05% of average loans for the same period a year ago.

Total other operating income, excluding security transactions, increased 15.8% to $41.1 million during the first quarter of 1995 over the same period a year ago. Merchant discount revenue on credit card transactions increased 39.6% or $1.9 million, a result of increased volume and improved pricing practices. Mortgage servicing revenue increased $1.2 million or 43.0% during the first quarter of 1995 over the same period a year ago. This reflects an increase of $0.6 billion in the Registrant's third party mortgage servicing portfolio from a year ago. Service charges on deposits increased 12.9% or $1.0 million, and all other service charges and fees increased 7.6% or $1.5 million, over the same period a year ago.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The Registrant sold approximately $207.7 million of residential mortgage loans during the quarter. The Registrant's residential third party mortgage servicing portfolio increased 15.1% from the year-ago level to $4.5 billion at March 31, 1995.

Total net securities losses for the first quarter of 1995 were $137,000 compared to losses of $573,000 for the same period of 1994.

Total operating expenses for the first quarter of 1995 increased 16.7% over the same period of 1994. Salaries, wages and employee benefits increased 17.6% for the first quarter of 1995 over the first quarter of 1994. The number of full-time equivalent employees increased by 173 (3.4%) over a year-ago to 5,246 at March 31, 1995. During the first quarter of 1995 compared to the same period a year ago, equipment and net occupancy expenses increased 8.8%, interbank credit card transaction expense increased 38.2%, FDIC expenses increased 14.1%, and other operating expenses increased 16.8%. The increase in operating expenses includes the effect of acquisitions, as the Registrant acquired Princeton Financial Corp. in March of 1994 and EdgeMark Financial Corporation in May of 1994.

BALANCE SHEET CHANGES

Total loans increased 5.1% or $349 million from year-end 1994. Commercial loans grew during the quarter 16% on an annualized basis and consumer loan outstandings grew during the quarter 15% on an annualized basis. As a result of increased loan demand, total securities (excluding securities available-for-sale valuation adjustment) decreased $520 million since year-end 1994. Other interest-earning assets increased 220% or $519 million. Total interest-earning assets (excluding securities available-for-sale valuation adjustment) increased 3.3% or $350 million from December 31, 1994.

Total deposits increased 1.42% or $134 million from year-end 1994. Non-interest bearing deposits decreased 7.8% or $113 million and interest-bearing deposits increased by 3.1% or $247 million. Short-term borrowed funds increased 15.0% or $152 million from December 31, 1994.


LIQUIDITY AND CAPITAL RESOURCES

The maintenance of an adequate level of liquidity is necessary to ensure that sufficient funds are available to meet customer's loan demand and deposit withdrawals. The banking subsidiaries' liquidity sources consist of securities available-for-sale, maturing loans and securities held-to-maturity, and other short-term investments. Liquidity has also been obtained through liabilities such as customer-related core deposits, funds borrowed, certificates of deposit and public funds deposits.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


At March 31, 1995, shareholders' equity was $936 million, compared to $844 million at March 31, 1994, an increase of $92 million, or 10.9%. Total equity at March 31, 1995 is reduced by an after-tax unrealized loss of $15
million on securities available-for-sale.   Shareholders' equity as a
percentage of total assets as of March 31, 1995 was 7.90%. The following table represents the Registrant's regulatory capital position as of March 31, 1995.


Regulatory capital at March 31, 1995
(in millions)                                        Tier 1      Total
                                        Leverage   Risk-Based  Risk-Based
                                          Ratio      Capital    Capital
 Actual capital                          $855.7      $860.6     $963.5
 Required regulatory minimum capital      352.3       326.4      652.8
 Capital in excess of requirements       $503.4      $534.2     $310.7

 Actual ratio                              7.27%      10.55%     11.81%
 Regulatory Minimum Ratio                  3.00%       4.00%      8.00%
 Ratio considered "well capitalized"
  by regulatory agencies                   5.00%       6.00%     10.00%


The changes in book value per common share are shown in the table below.

Book value per common share, December 31, 1994              $20.75
Net income per common share for the three months
   ended March 31, 1995                                        .80
Dividends per common share                                    (.31)
Net change in valuation adjustment of securities
    available-for-sale                                         .58
Other changes                                                 (.03)
Book value per common share, March 31, 1995                 $21.79

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

Item 4.    Submission of Matters to a Vote of Security Holders.
           The registrant's annual meeting of shareholders was held on April 17, 1995. The election of directors and procedural matters were voted upon. Directors were elected by the following votes:

           Election of Directors                       Votes Cast
           All nominees for director were elected    For       Withheld
             Mr. John D. Boyles                   37,965,807    147,575
             Mr. Richard M. Devos, Jr.            37,714,631    398,751
             Mr. James P. Hackett                 37,858,861    254,521
             Ms. Erina Hanka                      37,866,436    246,946
             Mr. John P. Keller                   37,952,446    160,900
             Mr. Robert L. Sadler                 37,968,228    145,154
             Mr. David J. Wagner                  37,944,371    169,011

           The terms of office of the following directors continued after the meeting:

                    Mr. John M. Bissel         Mr. William U. Parfet
                    Mr. John C. Canepa         Mr. Percy A. Pierre, Ph.D
                    Mr. Earl D. Holton         Mr. Peter F. Secchia
                    Mr. Michael J. Jandernoa   Mr. B.P. Sherwood, III

Item 5.    Exhibits and Reports on Form 8-K.
           a.)      Restated Articles of Incorporation.  Previously filed as
                    Exhibit 3(a) to the registrant's Form 10-Q Quarterly Report for the quarter ended March 31, 1995. Here incorporated by reference.

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

                    Exhibit 11 - Statement Re: Computation of Earnings Per
                                 Share
                    Exhibit 27 - Financial Data Schedules

           b.)      Reports on Form 8-K, dated April 20, 1995

Item 6.    Other Information.
           This item is inapplicable or is omitted pursuant to the instructions to Part II.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act o the registrant has duly caused this report to be signed on it by the undersigned thereunto duly authorized.




                              OLD KENT FINANCIAL CORPORATION





Date:  May 12, 1995           David J. Wagner
                                 President and
                                 Chief Executive Officer





Date:  May 12, 1995           Richard W. Wroten
                                 Executive Vice President and
                                 Chief Financial Officer

                             EXHIBIT INDEX

      Exhibit                                                Page Number
 3   Bylaws                                                     17

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



11  Statement of Earnings per Share                               15

27  Financial Data Schedule                                       16