Form 10-Q
period 1995-06-30
OLD KENT FINANCIAL CORP /MI/
filed 1995-08-14
CIK 746969

SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C.   20549

                           FORM 10-Q


       X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
           For the quarterly period ended June 30, 1995, or

           Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
           For the transition period from _______ to ___________

                       Commission File Number 0-12216

                  OLD KENT FINANCIAL CORPORATION
                      (Exact name of registrant as specified in its charter)


                  Michigan                       38-1986608
             (State of Incorporation) (I.R.S. Employer Identification Number)

         One Vandenberg Center
         Grand Rapids, Michigan                  49503
       (Address of principal executive                     (Zip Code)

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

              Yes         X        No


The number of shares outstanding of the registrant's Common stock, par value of $1, as of July 31, 1995 was 43,170,418 shares.



                                Exhibit Index on Page 14

                             INDEX

                  OLD KENT FINANCIAL CORPORATION


PART I           FINANCIAL INFORMATION

Item 1.          Financial Statements (unaudited)

                 Consolidated Balance Sheets as of June 30, 1995
                    and December 31, 1994

                 Consolidated Statements of Income for the three
                    and six months ended June 30, 1995 and 1994

                 Consolidated Statements of Cash Flows for the
                    six months ended June 30, 1995 and 1994

                 Notes to consolidated financial statements

Item 2.          Management's Discussion and Analysis of
                    Financial Condition and Results of Operations


PART II.        OTHER INFORMATION


Item 6.          Exhibits and Reports on Form 8-K




SIGNATURES

OLD KENT FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets (Unaudited)______________________________________________________

                                                                       June 30,  December 31,
(dollars in thousands)                                                    1995          1994
ASSETS:
Cash and due from banks...........................................     $529,666     $486,281
Federal funds sold and resale agreements..........................      486,107       28,727
Total cash and cash equivalents...................................    1,015,773      515,008
Interest-earning deposits.........................................          855        5,255
Trading account securities........................................        3,261       10,651
Mortgages held-for-sale...........................................      324,345      189,989
Securities available-for-sale:
   Collateralized mortgage obligations and other mortgage-backed
       securities.................................................      262,181      406,422
   Other securities...............................................      531,799    1,050,908
Total securities available-for-sale (amortized cost of
     $800,203, and $1,518,208, respectively)......................      793,980    1,457,330
Securities held-to-maturity:
   Collateralized mortgage obligations and other mortgage-backed
       securities.................................................      982,363    1,092,797
   Other securities...............................................      939,869      990,695
Total securities held-to-maturity (market values of
     $1,921,345 and $2,002,803, respectively).....................    1,922,232    2,083,492

Loans.............................................................    7,491,863    6,854,849
Allowance for credit losses.......................................     (175,351)    (167,253)
Net loans.........................................................    7,316,512    6,687,596
Premises and equipment............................................      173,703      171,815
Other assets......................................................      381,305      356,587
Total Assets......................................................  $11,931,966  $11,477,723



LIABILITIES AND SHAREHOLDERS' EQUITY:
Liabilities:
Deposits:
   Non-interest bearing...........................................   $1,382,515   $1,449,460
   Interest-bearing...............................................    7,745,782    7,599,218
   Foreign deposits -- interest-bearing...........................      297,247      380,659
     Total deposits...............................................    9,425,544    9,429,337
Short-term borrowed funds.........................................    1,306,801    1,009,650
Other liabilities.................................................      225,007      141,621
Long-term debt....................................................        1,072        1,119
Total Liabilities.................................................   10,958,424   10,581,727

Shareholders' Equity:
Preferred stock: 25,000,000 shares authorized and unissued........           --           --
Common stock, $1 par value: 150,000,000 shares authorized;
  43,109,990 and 43,178,291 shares issued and outstanding ........       43,110       43,178
Capital surplus...................................................      136,708      141,246
Retained earnings.................................................      797,771      751,163
Valuation adjustment of securities available-for-sale.............       (4,047)     (39,591)
Total Shareholders' Equity........................................      973,542      895,996

Total Liabilities and  Shareholders' Equity.......................  $11,931,966  $11,477,723

See accompanying notes to consolidated financial statements

OLD KENT FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Income (Unaudited)____________________________________
                                                       For the Three Months       For the Six Months
                                                       Ended June 30,             Ended June 30,
(in thousands, except per share data)                    1995        1994           1995       1994
Interest Income:
  Interest and fees on loans.......................... $169,452    $120,005       $325,793    $225,532
  Interest on mortgages available-for-sale............    4,110       3,861          6,797       8,806
  Interest on securities available-for-sale...........   16,271      20,844         39,104      43,447
  Interest on securities held-to-maturity:
    Taxable...........................................   29,108      34,830         59,658      68,910
    Tax-exempt........................................    3,250       3,296          6,522       6,585
  Interest on deposits................................      216         360            422         539
  Interest on federal funds sold and resale agreements    6,236         822          8,934       1,491
  Interest on trading account securities..............      620         248            948         717
  Total interest income...............................  229,263     184,266       $448,178     356,027

Interest Expense:
  Interest on domestic deposits.......................   87,396      58,557        167,092     113,566
  Interest on foreign deposits........................    4,905       2,628         10,050       5,586
  Interest on short-term borrowed funds...............   17,986       8,815         34,218      15,865
  Interest on long-term debt..........................       27          32             55          57
  Total interest expense..............................  110,314      70,032        211,415     135,074

Net Interest Income...................................  118,949     114,234        236,763     220,953

Provision for credit losses...........................    5,991       6,471         10,558      11,135
  Net interest income after provision
    for credit losses.................................  112,958     107,763        226,205     209,818

Other Income:
  Trust income........................................   10,638      10,732         20,964      21,044
  Service charges on deposit accounts.................   10,144       9,161         19,292      17,261
  Securities transactions.............................      (30)      1,200           (167)        627
  Credit card transaction revenue.....................    6,750       5,048         13,343       9,771
  Mortgage banking gains..............................    2,463       3,646          4,896       5,652
  Mortgage servicing revenue..........................    3,962       3,308          7,818       6,005
  Nonrecurring and OREO income........................    2,153       1,481          2,202       1,601
  Other...............................................    9,509       7,801         18,260      15,396
  Total other income..................................   45,589      42,377         86,608      77,357

Other Expenses:
  Salaries and employee benefits......................   45,617      43,524         92,636      83,498
  Occupancy expense...................................    6,569       7,059         13,795      13,803
  Equipment expense...................................    6,043       5,670         12,039      11,073
  FDIC Insurance......................................    5,150       4,706         10,299       9,220
  Interbank credit card transaction fees..............    4,388       3,787          8,498       6,761
  Nonrecurring and OREO expense.......................    1,275           0          1,275          --
  Other expenses......................................   32,880      30,308         65,933      58,602
  Total other expenses................................  101,922      95,054        204,475     182,957

Income Before Income Taxes............................   56,625      55,086        108,338     104,218
  Income taxes........................................   19,232      18,233         36,242      34,474
Net Income............................................  $37,393     $36,853        $72,096     $69,744

Per Common Share:
  Net income..........................................    $0.86       $0.85          $1.66       $1.62
  Dividends...........................................    $0.31       $0.29          $0.62       $0.58

Number of Common Shares Used to Calculate
  Primary Income Per Share (in thousands).............   43,438      43,460         43,387      43,117


See accompanying notes to consolidated financial statements.

OLD KENT FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows

Six months ended June 30 (in thousands)                                     1995           1994
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income.......................................................$       72,096 $       69,744
  Adjustments to reconcile net income
      to net cash provided by operating activities:
          Provision for credit losses..............................        10,558         11,135
          Depreciation, amortization and accretion.................        19,506         18,754

          Net gains on sales of assets.............................        (4,617)        (3,012)
          Net decrease in trading account securities...............         8,657         31,657
          Originations and acquisitions of mortgages held-for-sale.      (878,124)    (1,011,639)
          Proceeds from sales of mortgages held-for-sale...........       746,231      1,346,088
          Net change in other assets...............................       (32,367)       (17,775)
          Net change in other liabilities..........................        72,755        (47,470)
  Net cash provided by operating activities........................        14,695        397,482

CASH FLOWS FROM INVESTING ACTIVITIES:
  Maturities and prepayments of securities available-for-sale......       212,718         63,531
  Proceeds from sales of securities available-for-sale.............       997,940      1,213,641
  Purchases of securities available-for-sale.......................      (492,054)    (1,022,624)
  Maturities and prepayments of securities held-to-maturity........       183,800        399,564

  Purchases of securities held-to-maturity.........................       (22,910)      (367,372)
  Net change in interest-earning deposits..........................         4,355         (6,582)
  Net increase in loans............................................      (639,475)      (473,770)
  Purchases of leasehold improvements, premises and equipment, net.       (12,778)       (14,592)
  Acquisition of businesses net of cash acquired...................             -         23,763
  Net cash provided by (used for) investing activities.............       231,596       (184,441)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in time deposits........................................       316,376        335,769
  Decrease in demand and savings deposits..........................      (320,168)      (334,480)
  Increase in short-term borrowed funds............................       290,901         55,930
  Payments of long-term debt obligations...........................           (47)           (43)

  Repurchases of common stock......................................        (8,305)       (64,177)

  Proceeds from common stock issuances.............................         2,483          2,562
  Dividends paid to shareholders...................................       (26,766)       (24,503)
  Net cash provided by (used for) financing activities.............       254,474        (28,942)

  Net change in cash and cash equivalents..........................       500,765        184,099
  Cash and cash equivalents at beginning of year...................       515,008        513,272
  Cash and cash equivalents at end of year.........................$    1,015,773 $      697,371


  Supplemental disclosures of cash flow information:
    Interest paid on deposits, short-term borrowings and
      long-term debt...............................................$      190,389 $      133,744
    Federal income taxes paid......................................        40,603         37,702

  See accompanying notes to consolidated financial statements.

OLD KENT FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 1995

NOTE A:  BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 1995 are not necessarily indicative of the results that may be expected for the year ended December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation's annual report on Form 10-K for the year ended December 31, 1994.

Prior period's amounts included in these financial statements have been reclassified to place them on a basis comparable with the current periods' financial statements.

NOTE B:  LOANS AND NONPERFORMING ASSETS
The following summarizes loans and nonperforming assets at the dates indicated (dollars in thousands):

                                              June 30,     December 31,
     Loans:                                       1995       1994
     Commercial.............................. $1,824,111   $1,655,764
     Real estate  - Commercial...............  1,614,710    1,326,042
     Real estate  - Construction.............    208,143      215,213
     Real estate  - Residential mortgages....  1,141,779    1,160,614
     Real estate  - Consumer home equity ....    593,746      561,975
     Consumer................................  1,772,872    1,722,134
     Credit card loans.......................    169,723      102,252
     Lease financing.........................    166,779      110,855
     Total Loans............................. $7,491,863   $6,854,849


                                                   June 30, December 31,
     Nonperforming assets (dollars in thousands)      1995      1994
     Impaired loans (on nonaccrual status).......  $39,540   $54,576
     Restructured loans..........................    3,814     5,838
     Other real estate owned.....................    9,738    12,366
     Total nonperforming assets..................  $53,092   $72,780

OLD KENT FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued (Unaudited)
June 30, 1995

NOTE C:  ALLOWANCE FOR CREDIT LOSSES
The following summarizes the changes in the allowance for credit losses (in thousands of dollars):

                                                           For the six months
                                                             ended June 30,
     Allowance for Credit Losses                             1995       1994
     Balance at January  1,.............................  $167,253   $145,323
     Allowances acquired with purchased loans...........       199      9,237
     Provision for credit losses........................    10,558     11,135
     Gross loans charged-off............................    (9,520)    (9,511)
     Gross recoveries of loans previously charged-off...     6,861      7,211
     Balance at end of period,..........................  $175,351   $163,395

NOTE D:  SECURITIES AVAILABLE-FOR-SALE
The following summarizes amortized costs and estimated market values of securities available-for-sale at the dates indicated (in thousands of dollars):
                                                                                                  Carrying
                                                                          Gross        Gross        Value
                                                          Amortized     Unrealized   Unrealized   at Market
     June 30, 1995:                                         Cost          Gains        Losses       Value
     U.S. Treasury and federal agencies.................  $  509,179     $  801       $ 3,943   $  506,037
     Collateralized mortgage obligations and
       other mortgage-backed securities.................     262,181      1,820         4,901      259,100
     Equity securities..................................      28,843          0             0       28,843
     Total securities available-for-sale................  $  800,203     $2,621       $ 8,844   $  793,980

     December 31, 1994:
     U.S. Treasury and federal agencies.................  $1,054,962     $1,396       $30,178   $1,026,180
     Collateralized mortgage obligations and
       other mortgage-backed securities.................     439,904         78        33,560      406,422
     Equity securities..................................      23,342      1,386             0       24,728
     Total securities available-for-sale................  $1,518,208     $2,860       $63,738   $1,457,330

NOTE E:  SECURITIES HELD-TO-MATURITY
The following summarizes amortized costs and estimated market values of securities held-to-maturity at the dates indicated (in thousands of dollars):

                                                                          Gross        Gross
                                                          Amortized     Unrealized   Unrealized    Market
     June 30, 1995:                                         Cost          Gains        Losses      Value
     U.S. Treasury and federal agencies................  $  725,110      $ 9,886      $ 4,981   $  730,015
     Collateralized mortgage obligations and
       other mortgage-backed securities................     982,364        9,347       19,638      972,073
     State and political subdivision securities........     214,758        5,914       1,415       219,257
     Total securities held-to-maturity.................  $1,922,232      $25,147      $26,034   $1,921,345

     December 31, 1994:
     U.S. Treasury and federal agencies................  $  769,576      $ 2,409      $11,752   $  760,233
     Collateralized mortgage obliga
       other mortgage-backed securities................   1,092,797        1,590       72,355    1,022,032
     State and political subdivision securities........     221,119        3,645        4,226      220,538
     Total securities held-to-maturity                   $2,083,492      $ 7,644      $88,333   $2,002,803

OLD KENT FINANCIAL 'CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued (Unaudited)
June 30, 1995

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


NOTE G: ADOPTION OF SFAS NO. 122

In May, 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 122, "Accounting for Mortgage Servicing Rights, an amendment of FASB Statement No. 65." This Statement requires recognizing as separate assets the rights to service mortgage loans for others, however those servicing rights are acquired. The Statement also requires assessing the capitalized mortgage servicing rights for impairment based on the fair value of those rights. The provisions of this Statement shall be applied prospectively in fiscal years beginning after December 15, 1995, and earlier application is encouraged. The corporation has adopted the provisions of SFAS No. 122. The adoption did not have a material impact on the corporation's financial position or results of operations.


NOTE H: CAPITAL STOCK

The board of directors of Old Kent Financial Corporation declared a 5% stock dividend, payable on August 15, 1995, to shareholders of record on July 19, 1995. Per share amounts included in this report have not been adjusted to reflect this dividend.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of certain significant factors which have affected the Registrant's financial condition and results of operations during the periods included in the consolidated financial
statements included in this filing.   The Registrant's form 10-Q for the
quarterly period ended March 31, 1995 is herein incorporated by reference.

RESULTS OF OPERATIONS
The Registrant's net income was $37,393,000 for the second quarter of 1995 compared to $36,853,000 for the same period in 1994. Second quarter net income per share for 1995 was $.86, a 1.2% increase over last year's $.85. Year-to-date net income was $72,096,000 compared to $69,744,000 a year ago and earnings per share was $1.66, a 2.5% increase over last year's $1.62.

Total assets were $11.9 billion at quarter-end compared to total assets of $10.9 billion at June 30, 1994. Return on average equity for the second quarter of 1995 was 15.77% compared to 16.83% for the second quarter of 1994. Return on assets was 1.28% for the second quarter of 1995 compared to 1.38% for the second quarter of 1994.

The Registrant's net interest income for the second quarter of 1995 was $118.9 million, a 4.1% increase over the $114.2 million recorded in the same period of 1994. This increase primarily resulted from an 10.2% increase in average interest-earning assets. The net interest margin of 4.43% for the second quarter of 1995 compared to 4.70% for the second quarter of 1994.
The decrease in the net interest margin is primarily due to increased borrowing costs.

The provision for credit losses was $6.0 million for the second quarter of 1995 and $6.5 million for the second quarter of 1994. The allowance for credit losses as a percent of loans and leases outstanding was 2.34% at June 30, 1995 and 2.65% at June 30, 1994. Nonperforming assets as a percent of total loans was .71% at June 30, 1995 and 1.13% at June 30, 1994. Net credit losses were $1.8 million or .10% of average loans for the second quarter of 1995 compared to $1.7 million or .12% of average loans for the same period a year ago.

Total other operating income, excluding security transactions and nonrecurring items, increased 9.5% to $43.5 million during the second quarter of 1995 over the same period a year ago. Merchant discount revenue on credit card transactions increased 33.7% or $1.7 million, a result of increased volume and improved pricing practices. Mortgage servicing revenue increased $.7 million or 19.8% during the second quarter of 1995 over the same period a year ago. This reflects an increase of $1.5 billion in the Registrant's third party mortgage servicing portfolio from a year ago. Service charges on deposits increased 10.7% or $1.0 million, trust income decreased .9% and mortgage banking gains decreased $1.2 million or 32.4%. The decrease in mortgage banking gains was largely influenced by the effects of a rising interest rate environment during the first half of 1995.

Non-recurring income of $2.1 million includes gains on sale of other real estate owned of approximately $0.9 million, and recoveries of non-loan receivables by the Registrant's subsidiary, Vanguard Financial Service Corp., of approximately $1.2 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Total net securities losses for the second quarter of 1995 were $30,000 compared to gains of $1,200,000 for the same period of 1994.

Total operating expenses for the second quarter of 1995 increased 7.2% over the same period of 1994. Salaries, wages and employee benefits increased 4.8% for the second quarter of 1995 over the second quarter of 1994. The number of full-time equivalent employees decreased by 133 (2.5%) over a year-ago to 5,243 at June 30, 1995. During the second quarter of 1995 compared to the same period a year ago, equipment and net occupancy expenses decreased .9%, interbank credit card transaction expense increased 15.9%, FDIC expenses increased 9.4%, and other expenses increased 8.5%. The increase in operating expenses includes the partial-period effect of EdgeMark Financial Corporation, acquired in May of 1994. The FDIC anticipates decreasing premium rates during the last half of 1995 and if implemented, the Registrant would realize substantial savings in FDIC premiums.

A nonrecurring charge of $1.3 million was incurred during the second quarter of 1995. This represents an initial charge related to a re-engineering program aimed at substantially reducing certain operating costs. The Registrant intends to reduce personnel costs and to pursue other efficiency opportunities as a means of achieving enduring profitability enhancements.
The Registrant expects to recognize additional charges of greater magnitudes related to its re-engineering during the last six months of 1995. The timing and amounts of these anticipated future charges, as well as the ensuing profitability benefits are not estimable as of the filing date of this report. Management expects that it will develop additional information regarding the overall non-recurring charges associated with re-engineering certain operations and the anticipated benefits by December 31, 1995.

BALANCE SHEET CHANGES

Total loans increased 9.3% or $637 million from year-end 1994. For the first half of 1995, commercial loans grew at an annualized rate of 20% or $324 million and consumer loans grew at an annualized rate of 38% or $327 million. As a result of increased loan demand, securities available-for-sale (excluding valuation adjustment) and securities held-to-maturity, decreased $825 million since year-end 1994. Other interest-earning assets increased $445 million since year-end 1994, to total $490 million at June 30, 1995. Total interest-earning assets (excluding securities available-for-sale valuation adjustment) increased 3.2% or $338 million from December 31, 1994.

The Registrant sold approximately $332.1 million of mortgages held-for-sale during the quarter. The Registrant's total mortgage servicing portfolio grew 35% from a year ago, to a balance of $5.7 billion at June 30, 1995. The increase is primarily a result of a $981 million mortgage servicing portfolio purchased in the second quarter of 1995.

Total deposits decreased $3.8 million from year-end 1994. Non-interest bearing deposits decreased 4.6% or $67 million and interest-bearing deposits increased .8% or $63 million. Short-term borrowed funds increased 29.4% or $297 million from December 31, 1994.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


LIQUIDITY AND CAPITAL RESOURCES

The maintenance of an adequate level of liquidity is necessary to ensure that sufficient funds are available to meet customers' loan demand and deposit withdrawals. The banking subsidiaries' liquidity sources consist of securities available-for-sale, maturing loans and securities held-to-maturity, and other short-term investments. Liquidity has also been obtained through liabilities such as customer-related core deposits, funds borrowed, certificates of deposit and public funds deposits.

Subsequent to June 30, 1995, in addition to its normal recurring sales of mortgages held-for-sale, the Registrant intends to sell approximately $325 million of residential mortgage loans that had been classified as a component of total loans on the accompanying balance sheets. As a result of these sales, the Registrant expects to realize a gain of approximately $2.8 million. This transaction was the result of the Registrant's ongoing management of its liquidity. In addition, the Registrant is contemplating the sale of approximately $250 million of consumer loans (collateralized by automobiles.) This transaction would be effected via a sale and securitization, with the retention of servicing rights by Old Kent. Management expects that this transaction, if consumated, would be completed by September 30, 1995 and would not have a material impact on the Corporation's financial condition or results of operations.

At June 30, 1995, shareholders' equity was $974 million, compared to $896 million at December 31, 1994, an increase of $78 million, or 8.7%. Total equity at June 30, 1995 was reduced by an after-tax unrealized loss of $4
million on securities available-for-sale.   Shareholders' equity as a
percentage of total assets as of June 30, 1995 was 8.16%. The following table represents the Registrant's consolidated regulatory capital position as of June 30, 1995.


Regulatory capital at June 30, 1995
(in millions)                                          Tier 1       Total
                                          Leverage   Risk-Based   Risk-Based
                                           Ratio       Capital      Capital
 Actual capital                            $881.0      $884.7       $992.0
 Required regulatory minimum capital        354.9       340.8        681.6
 Capital in excess of requirements         $525.4      $543.9       $310.4

 Actual ratio                                7.44%      10.38%       11.64%
 Regulatory Minimum Ratio                    3.00%       4.00%        8.00%
 Ratio considered "well capitalized"
  by regulatory agencies                     5.00%       6.00%       10.00%

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


The changes in book value per common share are shown in the table below.

Book value per common share, December 31, 1994             $20.75
Net income per common share for the six months
   ended June 30, 1995                                       1.66
Dividends per common share                                   (.62)
Net change in valuation adjustment of securities
    available-for-sale                                        .82
Other changes                                                (.03)
Book value per common share, June 30, 1995                 $22.58

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

Item 6.    Exhibits and Reports on Form 8-K.

           a.)    Exhibit 10 - (a) Executive Stock Option Plan of 1986
                                   (as amended)
                               (b) Stock Option Incentive Plan of 1992
                                   (as amended)

                  Exhibit 11 - Statement Re: Computation of Earnings Per Share
                  Exhibit 27 - Financial Data Schedules

           b.)    Reports on Form 8-K
                  No Form 8-K was filed during the second quarter of 1995.

                            EXHIBIT INDEX




        Exhibit                                               Page Number
10  (a) Executive Stock Option Plan of 1986 (as amended)          18
    (b) Stock Option Incentive Plan of 1992 (as amended)

11  Statement of Earnings per Share                               16

27  Financial Data Schedule                                       17

SIGNITURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


OLD KENT FINANCIAL CORPORATION


                              /s/  David J. Wagner
Date:  August 14, 1995          David J. Wagner
                                 President and
                                 Chief Executive Officer




                               /s/   Richard W. Wroten
Date:  August 14, 1995          Richard W. Wroten
                                 Executive Vice President and
                                 Chief Financial Officer