Form 10-Q
period 1995-09-30
OLD KENT FINANCIAL CORP /MI/
filed 1995-11-13
CIK 746969

SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C.   20549

                           FORM 10-Q


       X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
           For the quarterly period ended September 30, 1995, or

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

          Registrant's telephone number, including area code: (616) 771-5000


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


              Yes         X        No


The number of shares outstanding of the registrant's Common stock, par value $1, as of October 31, 1995 was 45,141,990 shares.

                                        INDEX

                      OLD KENT FINANCIAL CORPORATION


PART I.          FINANCIAL INFORMATION

Item 1.          Consolidated Financial Statements (unaudited)

                 Consolidated Balance Sheets as of September 30, 1995
                    and December 31, 1994

                 Consolidated Statements of Income for the three
                    and nine months ended September 30, 1995 and 1994

                 Consolidated Statements of Cash Flows for the
                    nine months ended September 30, 1995 and 1994

                 Notes to Consolidated Financial Statements

Item 2.          Management's Discussion and Analysis of
                    Financial Condition and Results of Operations


PART II.        OTHER INFORMATION


Item 6.          Exhibits and Reports on Form 8-K




SIGNATURES

OLD KENT FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets (Unaudited)_________________________________________________________

                                                                  September 30,    December 31,
(dollars in thousands)                                                     1995           1994
ASSETS:
Cash and due from banks..........................................      $480,839        $486,281
Federal funds sold and resale agreements.........................        88,330          28,727
Total csh and cash equivalents..................................        569,169         515,008
Interest-earning deposits........................................        35,981           5,255
Trading account securities.......................................         6,187          10,651
Mortgages held-for-sale..........................................       334,111         189,989
Securities available-for-sale:
   Collateralized mortgage obligations and other mortgage-backed
       securities................................................       324,559         406,422
   Other securities..............................................       812,898       1,050,908
Total securities available-for-sale (amortized cost of
     $1,138,622, and $1,518,208, respectively)...................     1,137,457       1,457,330
Securities held-to-maturity:
   Collateralized mortgage obligations and other mortgage-backed
       securities................................................     1,285,784       1,092,797
   Other securities..............................................       881,825         990,695
Total securities held-to-maturity (market values of
     $2,168,115 and $2,002,803, respectively)....................     2,167,609       2,083,492

Loans............................................................     7,155,662       6,854,849
Allowance for credit losses......................................      (175,811)       (167,253)
Net loans........................................................     6,979,851       6,687,596
Premises and equipment...........................................       176,884         171,815
Other assets.....................................................       388,885         356,587
Total Assets.....................................................   $11,796,134     $11,477,723



LIABILITIES AND SHAREHOLDERS' EQUITY:
Liabilities:
Deposits:
   Non-interest bearing..........................................    $1,412,540      $1,449,460
   Interest-bearing..............................................     7,842,820       7,599,218
   Foreign deposits -- interest-bearing..........................        87,536         380,659
     Total deposits..............................................     9,342,896       9,429,337
Short-term borrowed funds........................................     1,251,254       1,009,650
Other liabilities................................................       201,692         141,621
Long-term debt...................................................         1,055           1,119
Total Liabilities................................................    10,796,897      10,581,727

Shareholders' Equity:
Preferred stock: 25,000,000 shares authorized and unissued.......            --              --
Common stock, $1 par value: 150,000,000 shares authorized;
  45,279,508 and 43,178,291 shares issued and outstanding .......        45,280          43,178
Capital surplus..................................................       204,551         141,246
Retained earnings................................................       750,164         751,163
Valuation adjustment of securities available-for-sale............          (758)        (39,591)
Total Shareholders' Equity.......................................       999,237         895,996

Total Liabilities and  Shareholders' Equity......................   $11,796,134     $11,477,723

See accompanying notes to consolidated financial statements.

OLD KENT FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Income (Unaudited)___________________________________________________
                                                                 For the Three Months        For the Nine Months
                                                                 Ended September 30,         Ended September 30,
(in thousands, except per share data)                             1995        1994            1995         1994
                                                                                          <C)
Interest Income:
  Interest and fees on loans.............................      $170,586    $134,626        $496,379     $360,158
  Interest on mortgages held-for-sale....................         6,354       2,926          13,151       11,732
  Interest on securities available-for-sale..............        16,166      19,399          55,270       62,846
  Interest on securities held-to-maturity:
    Taxable..............................................        30,391      33,557          90,049      102,467
    Tax-exempt...........................................         3,042       3,286           9,564        9,871
  Interest on deposits...................................           733         343           1,155          882
  Interest on federal funds sold and resale agreements...         3,510       1,281          12,444        2,772
  Interest on trading account securities.................           126         163           1,074          880
  Total interest income..................................       230,908     195,581         679,086      551,608

Interest Expense:
  Interest on domestic deposits..........................        89,745      66,762         256,837      180,328
  Interest on foreign deposits...........................         2,637       1,474          12,687        7,060
  Interest on short-term borrowed funds..................        18,120      10,221          52,338       26,086
  Interest on long-term debt.............................            26          31              81           88
  Total interest expense.................................       110,528      78,488         321,943      213,562

Net Interest Income......................................       120,380     117,093         357,143      338,046

Provision for credit losses..............................         6,073       5,245          16,631       16,380
  Net interest income after provision
    for credit losses....................................       114,307     111,848         340,512      321,666

Other Income:
  Trust income...........................................        11,185      10,885          32,149       31,929
  Service charges on deposit accounts....................        10,331       9,115          29,623       26,377
  Securities transactions................................            28         155            (139)         782
  Credit card transaction revenue........................         7,087       6,517          20,430       16,288
  Mortgage banking gains.................................         6,983       1,488          11,879        7,140
  Mortgage servicing revenue.............................         4,974       3,234          12,792        9,239
  Nonrecurring and OREO income...........................             0         348           2,202        1,949
  Other..................................................         9,876       8,257          28,136       23,653
  Total other income.....................................        50,464      39,999         137,072      117,357

Other Expenses:
  Salaries and employee benefits.........................        47,361      43,777         139,997      127,275
  Occupancy expense......................................         7,334       7,070          21,129       20,873
  Equipment expense......................................         6,106       5,901          18,145       16,974
  FDIC Insurance.........................................          (256)      4,944          10,043       14,164
  Interbank credit card transaction fees.................         4,540       4,395          13,038       11,156
  Nonrecurring and OREO expense..........................         4,972          --           6,247           --
  Other expenses.........................................        36,934      29,831         102,867       88,433
  Total other expenses...................................       106,991      95,918         311,466      278,875

Income Before Income Taxes...............................        57,780      55,929         166,118      160,148
  Income taxes...........................................        19,464      18,974          55,706       53,448
Net Income...............................................       $38,316     $36,955        $110,412     $106,700

Per Common Share:
  Net income.............................................         $0.84       $0.81           $2.42        $2.35
  Dividends..............................................        $0.310      $0.276          $0.900       $0.829

Number of Common Shares Used to Calculate
  Primary Income Per Share (in thousands)................        45,671      45,742          45,595       45,430

See accompanying notes to consolidated financial statements.

OLD KENT FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)

Nine months ended September 30 (in thousands)                                1995             1994
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income........................................................$      110,412   $     106,700
  Adjustments to reconcile net income
      to net cash provided by operating activities:
          Provision for credit losses...............................        16,631          16,380
          Depreciation, amortization and accretion..................        32,075          29,492
          Net gains on sales of assets..............................         1,878          (3,959)
          Net decrease in trading account securities................         6,172           30,061
          Originations and acquisitions of mortgages held-for-sale..    (1,489,953)      (1,426,689)
          Proceeds from sales of mortgages held-for-sale............     1,341,311        1,785,198
          Net change in other assets................................       (45,285)           1,999
          Net change in other liabilities...........................        47,877          (54,335)
  Net cash provided by operating activities.........................        21,118          484,847

CASH FLOWS FROM INVESTING ACTIVITIES:
  Maturities and prepayments of securities available-for-sale.......       298,559          106,401
  Proceeds from sales of securities available-for-sale..............     1,240,313        1,636,010
  Purchases of securities available-for-sale........................    (1,159,293)      (1,499,483)
  Maturities and prepayments of securities held-to-maturity.........       243,860          506,470
  Purchases of securities held-to-maturity..........................      (329,386)        (400,442)
  Net change in interest-earning deposits...........................       (30,771)          33,368
  Net increase in loans.............................................      (308,887)        (852,212)
  Purchases of leasehold improvements, premises and equipment, net..       (21,398)         (21,804)
  Acquisition of businesses net of cash acquired....................             -           23,763

  Net cash used for investing activities............................       (67,004)        (467,929)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in time deposits.........................................        28,674          627,561
  Decrease in demand and savings deposits...........................      (115,114)        (359,310)
  Increase (decrease) in short-term borrowed funds..................       234,961          (45,168)
  Payments of long-term debt obligations............................           (64)             (74)
  Repurchases of common stock.......................................       (12,500)         (69,169)
  Proceeds from common stock issuances..............................         4,941            4,617
  Dividends paid to shareholders....................................       (40,851)         (36,789)
  Net cash provided by financing activities.........................       100,047          121,668

  Net change in cash and cash equivalents...........................        54,161          138,586

  Cash and cash equivalents at beginning of year....................       515,008          513,272
  Cash and cash equivalents at end of year..........................$      569,169   $      651,858


  Supplemental disclosures of cash flow information:
    Interest paid on deposits, short-term borrowings and
      long-term debt................................................$      313,204   $      207,994
    Federal income taxes paid.......................................        52,016           58,917

  See accompanying notes to consolidated financial statements.

OLD KENT FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 1995

NOTE A:  BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.
Operating results for the three and nine months ended September 30, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation's annual report on Form 10-K for the year ended December 31, 1994.

Prior period's amounts included in these financial statements have been reclassified to place them on a basis comparable with the current periods' financial statements.

NOTE B:  LOANS AND NONPERFORMING ASSETS
The following summarizes loans and nonperforming assets at the dates indicated (dollars in thousands):

                                                   September 30,  December 31,
     Loans:                                                1995          1994

     Commercial..................................... $1,891,822    $1,655,764
     Real estate  - Commercial......................  1,623,679     1,326,042
     Real estate  - Construction....................    238,730       215,213
     Real estate  - Residential mortgages...........    821,316     1,160,614
     Real estate  - Consumer home equity ...........    613,131       561,975
     Consumer.......................................  1,531,904     1,722,134
     Credit card loans..............................    246,799       102,252
     Lease financing................................    188,281       110,855
     Total Loans.................................... $7,155,662    $6,854,849


                                                   September 30,  December 31,
     Nonperforming assets (dollars in thousands):          1995          1994
     Impaired loans (on nonaccrual status)..........    $35,929       $54,576
     Restructured loans.............................      3,160         5,838
     Other real estate owned........................      9,496        12,366
     Total nonperforming assets.....................    $48,585       $72,780

NOTE C:  ALLOWANCE FOR CREDIT LOSSES
The following summarizes the changes in the allowance for credit losses
(in thousands of dollars):
                                                          For the Nine Months
                                                          ended September 30,
     Allowance for Credit Losses                            1995         1994
     Balance at January  1,............................ $167,253     $145,323
     Changes in allowance due to purchased/sold loans..   (1,504)       9,237
     Provision for credit losses.......................   16,631       16,380
     Gross loans charged-off...........................  (15,693)     (13,294)
     Gross recoveries of loans previously charged-off..    9,124        9,327
     Balance at end of period,......................... $175,811     $166,973


NOTE D:  SECURITIES AVAILABLE-FOR-SALE
 The following summarizes amortized costs and estimated market values of securities available-for-sale at the dates indicated (in thousands of dollars):
                                                                                        Carrying
                                                  Gross        Gross                       Value
                                               Amortized   Unrealized   Unrealized     at Market
     September 30, 1995:                            Cost        Gains       Losses         Value
     U.S. Treasury and federal agencies......   $754,656       $3,931       $2,525      $756,062
     Collateralized mortgage obligations and
       other mortgage-backed securities......    327,130          862        3,433       324,559
     Equity securities.......................     56,836            0            0        56,836
     Total securities available-for-sale..... $1,138,622       $4,793       $5,958    $1,137,457

     December 31, 1994:
     U.S. Treasury and federal agencies...... $1,054,962       $1,396      $30,178    $1,026,180
     Collateralized mortgage obligations and
       other mortgage-backed securities......    439,904           78       33,560       406,422
     Equity securities.......................     23,342        1,386            0        24,728
     Total securities available-for-sale..... $1,518,208       $2,860      $63,738    $1,457,330

NOTE E:  SECURITIES HELD-TO-MATURITY
The following summarizes amortized costs and estimated market values of securities held-to-maturity at the dates indicated (in thousands of dollars):

                                                                  Gross        Gross
                                                 Amortized   Unrealized   Unrealized        Market
     September 30, 1995:                              Cost        Gains       Losses         Value
     U.S. Treasury and federal agencies........   $672,719       $8,446       $3,704      $677,461
     Collateralized mortgage obligations and
       other mortgage-backed securities........  1,285,784        9,648       20,032     1,275,400
     State and political subdivision securities    209,106        6,962          814       215,254
     Total securities held-to-maturity......... $2,167,609      $25,056      $24,550    $2,168,115

     December 31, 1994:
     U.S. Treasury and federal agencies........   $769,576       $2,409      $11,752      $760,233
     Collateralized mortgage obligations and
       other mortgage-backed securities........  1,092,797        1,590       72,355     1,022,032
     State and political subdivision securities    221,119        3,645        4,226       220,538
     Total securities held-to-maturity......... $2,083,492       $7,644      $88,333    $2,002,803

NOTE F:  BUSINESS COMBINATIONS
In September, Old Kent announced a definitive agreement to purchase Guyot, Hicks, Anderson & Associates, Inc., (GHA) an independent insurance agency headquartered in Traverse City, Michigan, with five offices throughout western Michigan. GHA provides a full line of personal and commercial insurance products. The acquisition is expected to be completed during the fourth quarter of 1995, at which time the agency will become a subsidiary of Old Kent Bank. At September 30, 1995 GHA had total assets of approximately $5.7 million.

Also during the third quarter of 1995, Old Kent signed a definitive agreement to merge Republic Mortgage Corporation, a mortgage company headquartered in Salt Lake City, Utah, with Old Kent Mortgage Company. As of September 30, 1995, Republic had total assets of approximately $50 million and a residential servicing portfolio of $130 million. The merger is expected to be completed during the fourth quarter of 1995.

On February 1, 1995, Old Kent acquired First National Bank Corp., a bank holding company headquartered in Mount Clemens, Michigan. The merger was effected through the exchange of 1.0813 shares of Old Kent Common Stock (2,636,221 total shares) for each outstanding share of First National Bank Corp. common stock. The merger was accounted for as a pooling-of-interests. Accordingly, the accompanying consolidated financial statements have been restated to include the financial position and results of operations of First National Bank Corp. prior to the merger.


NOTE G:  ADOPTION OF SFAS NO. 122

In May, 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 122, "Accounting for Mortgage Servicing Rights, an amendment of FASB Statement No. 65." This Statement requires companies to recognize as separate assets for the rights to service mortgage loans for others, however those servicing rights are acquired. The Statement also requires companies to assess the capitalized mortgage servicing rights for impairment based on the fair value of those rights. The provisions of this Statement shall be applied prospectively in fiscal years beginning after December 15, 1995, and earlier application is encouraged. The Corporation has adopted the provisions of SFAS No. 122. The adoption did not have a material impact on the Corporation's financial position or results of operations.


NOTE H:  CAPITAL STOCK

The Registrant paid a 5% stock dividend on August 15, 1995, to shareholders of record on July 19, 1995. Per share amounts included in this report have been adjusted to reflect this dividend.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL DISCUSSION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of certain significant factors which have affected the Registrant's financial condition and results of operations during the periods included in the consolidated financial statements included in this filing. The Registrant's Form 10-Q for each of the quarterly periods ended March 31 and June 30, 1995 are herein incorporated by reference.

RESULTS OF OPERATIONS
The Registrant's net income was $38,316,000 for the third quarter of 1995 compared to $36,955,000 for the same period in 1994. Third quarter net income per share for 1995 was $.84, a 3.7% increase over last year's $.81. Year-to-date net income was $110,412,000 compared to $106,700,000 a year ago and earnings per share was $2.42, a 3.0% increase over last year's $2.35.

Total assets were $11.8 billion at quarter-end compared to total assets of $11.1 billion at September 30, 1994. Return on average equity for the third quarter of 1995 was 15.53% compared to 16.52% for the third quarter of 1994. Return on assets was 1.31% for the third quarter of 1995 compared to 1.36% for the third quarter of 1994.

The Registrant's net interest income for the third quarter of 1995 was $120.4 million, a 2.8% increase over the $117.1 million recorded in the same period of 1994. This increase primarily resulted from a 7.9% increase in average interest-earning assets. The net interest margin was 4.47% for the third quarter of 1995 compared to 4.69% for the third quarter of 1994.
The decrease in the net interest margin is primarily due to increased borrowing costs.

The provision for credit losses was $6.1 million for the third quarter of 1995 and $5.2 million for the third quarter of 1994. Net credit losses were $3.9 million or .21% of average loans for the third quarter of 1995 compared to $1.7 million or .10% of average loans for the same period a year ago.
The allowance for credit losses as a percent of loans and leases outstanding was 2.46% at September 30, 1995 and 2.55% at September 30, 1994. Nonperforming assets as a percent of total loans was .68% at September 30, 1995 and 1.03% at September 30, 1994.

Total other operating income, excluding security transactions and nonrecurring items, increased 27.7% to $50.4 million during the third quarter of 1995 over the same period a year ago. Mortgage servicing revenue increased $1.7 million or 53.8% during the third quarter of 1995 over the same period a year ago. This reflects an increase of $1.9 billion in the Registrant's third party mortgage servicing portfolio from a year ago.
Mortgage banking gains of $7.0 million was $5.5 million more than the year ago quarter and includes approximately $3.3 million of gains on sales of mortgage loans which had been included as a component of total loans. It also includes approximately $2.0 million of gains on sales of servicing rights. Service charges on deposits increased 13.3% or $1.2 million and trust income increased 2.8%.

Total net securities gains for the third quarter of 1995 were $28,000 compared to gains of $155,000 for the same period of 1994.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Excluding nonrecurring items, total operating expenses for the third quarter of 1995 increased 6.4% over the same period of 1994. Salaries, wages and employee benefits increased 8.2% for the third quarter of 1995 over the third quarter of 1994. The primary reason for this increase is the Registrants increased use of incentive compensation and increased pension expense. The number of full-time equivalent employees decreased by 117 (2.2%) over a
year-ago to 5,106 at September 30, 1995.   During the third quarter of 1995
compared to the same period a year ago, equipment and net occupancy expenses increased 3.6%, interbank credit card transaction expense increased 3.3%, and other expenses increased 23.8%. The increase in other expenses includes a $1.1 million loss on indirect auto loans sold and $1.4 million in amortization of mortgage servicing rights.

During the third quarter, the FDIC decreased premium rates from $.23 per $100 in deposits to $.04, retroactively to June 1, 1995. This action resulted in the Registrant recording a negative FDIC expense of $256,000 during the third quarter of 1995. Excluding the portion of refund attributable to the second quarter of 1995, FDIC insurance expense would have been approximately $1.3 million under the new rate for the third quarter of 1995.

A nonrecurring charge of $5.0 million was recognized during the third quarter of 1995. This charge is related to a reengineering program aimed at substantially reducing certain operating costs. The Registrant may recognize additional charges in the range of $10 million to $15 million in the fourth quarter of 1995, and expects there will be no further charges related to it's current reengineering program after 1995. The Registrant anticipates that reduced personnel costs and other efficiencies will result in pre-tax benefits of up to $15 million in 1996, and that benefits should exceed $25 million annually beginning in 1997.

BALANCE SHEET CHANGES

Total loans increased 4.4% or $301 million from year-end 1994. For the nine months ended September 30, 1995, commercial loans increased $453 million or 13.0% and consumer loans, excluding the effect of loan sales, increased $286 million or 12.2%. As a result of increased loan demand, securities available-for-sale (excluding valuation adjustment) and securities held-to-maturity, decreased $295 million since year-end 1994. Other interest-earning assets increased $170 million since year-end 1994. Total interest-earning assets (excluding securities available-for-sale valuation adjustment) increased 2.2% or $236 million from December 31, 1994.

The Registrant sold approximately $539.7 million of mortgages held-for-sale and $315 million of mortgage loans during the quarter (see "Liquidity and Capital Resources"). The Registrant's third-party mortgage servicing portfolio grew $1.6 billion or 35% from year end 1994, to a balance of $6.3 billion at September 30, 1995. The increase is primarily a result of a $981 million mortgage servicing portfolio purchased in the second quarter of 1995.

Total deposits decreased $86 million from year-end 1994. Non-interest bearing deposits decreased 2.5% or $37 million and interest-bearing deposits decreased
 .6% or $49 million. Short-term borrowed funds increased 23.9% or $242 million from December 31, 1994.

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

During the third quarter of 1995, in addition to its normal recurring sales of mortgages held-for-sale, the Registrant sold $315 million of residential mortgage loans that had been classified as a component of total loans on the accompanying balance sheets. As a result of these sales, the Registrant realized a gain of approximately $3.3 million. This transaction was the result of the Registrant's ongoing management of its liquidity. In addition, the Registrant sold $250 million of consumer loans (collateralized by automobiles.) This transaction was effected through a sale and securitization, with the retention of servicing rights by Old Kent. Management expects that this transaction will not have a material impact on the Corporation's financial condition or results of operations. In November 1995, the Registrant expects to issue $100 million in long-term subordinated debt for general corporate purposes.

At September 30, 1995, shareholders' equity was $999 million, compared to $896 million at December 31, 1994, an increase of $103 million, or 11.5%. Total equity at September 30, 1995 was reduced by an after-tax unrealized loss of $0.8 million on securities available-for-sale. Shareholders' equity as a percentage of total assets as of September 30, 1995 was 8.47%. The following table represents the Registrant's consolidated regulatory capital position as of September 30, 1995.


Regulatory capital at September 30, 1995
(in millions)                                       Tier 1       Total
                                       Leverage   Risk-Based   Risk-Based
                                        Ratio       Capital      Capital
 Actual capital                         $895.8      $898.3      $1,003.3
 Required regulatory minimum capital     350.8       335.8         671.7
 Capital in excess of requirements      $545.0      $562.5      $  331.6

 Actual ratio                             7.66%      10.79%        12.05%
 Regulatory Minimum Ratio                 3.00%       4.00%         8.00%
 Ratio considered "well capitalized"
 by regulatory agencies                   5.00%       6.00%        10.00%

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


The changes in book value per common share are shown in the table below.

Book value per common share, December 31, 1994                   $20.75
Dilution effect of 5% stock dividend paid in August, 1995          (.99)

Book value per share, adjusted for 5% stock dividend              19.76
Net income per share for the nine months
  ended September 30, 1995                                         2.42
Dividends per share                                                (.90)
Net change in valuation adjustment of securities
    available-for-sale                                              .89
Other changes                                                      (.07)
Book value per share, September 30, 1995                         $22.07

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


Item 6.    Exhibits and Reports on Form 8-K.
           a.)      The following exhibits are filed as part of  this report:

                    Exhibit 10 -  (a)  Executive Stock Option Plan of 1986
                                       (as amended)
                    Exhibit 11 - Statement Re: Computation of Earnings Per Share
                    Exhibit 27 - Financial Data Schedules


           b.)      Reports on Form 8-K
                    No Form 8-K was filed during the second quarter of 1995.

                      EXHIBIT INDEX


              Exhibit

       10  Executive Stock Option Plan of 1986, as amended

       11  Statement of Earnings per Share

       27  Financial Data Schedule

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                              OLD KENT FINANCIAL CORPORATION





Date:  November 13, 1995      David J. Wagner
                                 Chairman of the Board, President and
                                 Chief Executive Officer





Date:  November 13, 1995      Richard W. Wroten
                                 Executive Vice President and
                                 Chief Financial Officer