Form 10-K
period 1995-12-31
OLD KENT FINANCIAL CORP /MI/
filed 1996-03-01
CIK 746969

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                           -------------------------

                                   FORM 10-K
/X/              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995
/ /              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                     TO
                               -------------------    -------------------

COMMISSION FILE NUMBER: 0-12216

                         OLD KENT FINANCIAL CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                                    MICHIGAN
                            (State of Incorporation)

                             ONE VANDENBERG CENTER
                             GRAND RAPIDS, MICHIGAN
                    (Address of Principal Executive Offices)

                                   38-1986608
                      (I.R.S. Employer Identification No.)

                                     49503
                                   (Zip Code)

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

Yes   X          No
    -----      -------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

     State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the filing.

         Aggregate Market Value as of February 19, 1996: $1,450,100,677

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

        Common stock outstanding at February 19, 1996: 40,075,597 shares

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's annual report to shareholders for the year ended December 31, 1995, are incorporated by reference in Part I and Part II.

     Portions of the registrant's proxy statement for its April 15, 1996, annual meeting of shareholders are incorporated by reference in Part II and Part III.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS.

     Old Kent Financial Corporation ("Old Kent" or the "Corporation") is a bank holding company and Michigan business corporation, with its main office in Grand Rapids, Michigan. Its principal banking subsidiaries, Old Kent Bank (Michigan) and Old Kent Bank (Illinois), serve their communities with 190 banking offices in Michigan and 26 banking offices in Illinois. These banks engage in commercial and retail banking and provide trust and other financial services. Approximately 70% of Old Kent's assets are associated with banking offices serving western Michigan. The balance of banking assets are associated with offices serving eastern Michigan and northeastern Illinois. Old Kent mortgage companies also have regional offices in Florida, Idaho, Illinois, Michigan, Nevada, Ohio, Texas, and Utah.

     Old Kent's business is concentrated in a single industry segment--commercial banking. Old Kent's subsidiaries offer a wide range of banking, financial, and fiduciary services. These include accepting deposits, commercial lending, consumer financing, real estate and lease financing, equipment leasing, bank credit cards, debit cards, safe deposit facilities, automated transaction machine services, cash management, electronic banking services, money transfer services, international banking services, corporate and personal trust services, personal investment and securities brokerage, credit life insurance, insurance agency services, and other banking services.

     Old Kent Bank's (Michigan) subsidiary, Old Kent Mortgage Company, originates residential mortgages and conducts a traditional retail and wholesale mortgage banking business in one- to four-family residential mortgage loans. Substantially all mortgage production is sold into the secondary market with servicing retained. Mortgage servicing for all of Old Kent's subsidiaries and independent investors is performed by Old Kent Bank's (Michigan) subsidiary, Old Kent Mortgage Services, Inc.

     The principal source of revenues for Old Kent is interest and fees on loans, which accounted for 60.8% of total revenues in 1995, 55.3% in 1994, and 50.7% in 1993. Interest on securities is also a significant source of revenue, accounting for 18.9% of total revenues in 1995, 25.4% in 1994, and 28.3% in 1993.

     Old Kent has had no foreign loans at any time during the last five years. The foreign activities of Old Kent primarily involve time deposits with banks and placements for domestic customers of the banks. These activities did not significantly impact Old Kent's financial condition or results of operations. More detailed information concerning these foreign activities is contained in the statistical information that appears below.

     As of December 31, 1995, Old Kent conducted the business of banking through the following bank subsidiaries:

               BANK                      MAIN OFFICE         ASSETS       DEPOSITS       LOANS
-----------------------------------   ------------------   ----------    ----------    ----------
                                                                       (IN THOUSANDS)
Old Kent Bank                         Grand Rapids, MI     $9,748,228    $7,816,319    $6,621,900
Old Kent Bank                         Elmhurst, IL          2,104,448     1,679,880     1,029,465
First National Bank of Lockport*      Lockport, IL            103,632        82,703        35,343

-------------------------
* Sold February 2, 1996

     Old Kent also conducted business activities closely related to the business of banking through the following nonbank subsidiaries as of December 31, 1995:

         SUBSIDIARY                 BUSINESS ACTIVITY        STATES WHERE OFFICES ARE LOCATED
-----------------------------   -------------------------   -----------------------------------
Guyot-Hicks-Anderson &
  Associates, Inc.              Insurance agency            Michigan

Hartger & Willard Mortgage
  Associates, Inc.              Commercial mortgage         Michigan
                                company
Old Kent Brokerage Services,
  Inc.                          Full service brokerage      Michigan
                                services
Old Kent Financial Life
  Insurance Co.                 Credit life and             Michigan
                                disability insurance

Old Kent Mortgage Co.           Mortgage company            Florida, Illinois, Michigan, Ohio,
                                                              Texas (regional offices)
Old Kent Mortgage Services,
  Inc.                          Mortgage servicing          Michigan

Vanguard Financial Service
  Corp.                         Leasing                     California, Illinois,
                                                              Massachusetts, Michigan, Texas

     On February 1, 1995, Old Kent acquired First National Bank Corp. ("FNBC"), a bank holding company, and its subsidiary, First National Bank in Macomb County ("First National"). The acquisition was effected by a merger of FNBC with and into Old Kent. This transaction was accounted for as a pooling-of-interests. At the effective date, FNBC had, on a consolidated basis, assets totaling approximately $540 million and deposits of approximately $493 million. FNBC stockholders received 2,636,221 shares of common stock of Old Kent. The principal market for the financial services offered by FNBC and First National was Macomb County, Michigan, and the communities within Macomb County. First National was merged into Old Kent Bank (Michigan) on July 1, 1995.

     In August 1995, Old Kent Bank (Michigan) sold and transferred a pool of approximately $250,000,000 of its retail installment contracts secured by new and used automobiles, vans, and light duty trucks (the "Contracts") and certain related property to Citibank, N.A.("Trustee"), as trustee of the Old Kent Auto Receivables Trust 1995-A (the "Trust"). The Trust was established under, and the sale and transfer of the Contracts were made pursuant to, a Pooling and Servicing Agreement dated as of August 1, 1995, between Old Kent Bank (Michigan) and the Trustee. On August 31, 1995, Old Kent Bank (Michigan) established the trust and transferred the Contracts to the Trustee. In exchange for the Contracts, the Trustee issued to Old Kent Bank (Michigan) $240,650,000 of 6.20% Asset Backed Certificates, Class A, and $9,376,003.08 of 6.40% Asset Backed Certificates, Class B (collectively, the "Certificates"). The Certificates represent beneficial, undivided ownership interests in the Trust. The Certificates were offered and sold to the public. The Certificates represent beneficial interests in the Trust only and do not represent obligations of or interests in Old Kent Bank (Michigan), Old Kent, or any of their respective affiliates.

     In November 1995, Old Kent offered and sold $100,000,000 aggregate principal amount of its 6 5/8% Subordinated Notes due November 15, 2005 (the "Notes"). The Notes were publicly offered pursuant to a $150,000,000 shelf registration statement. The Notes are unsecured and are subordinated to all present and future senior indebtedness of the Old Kent. The Notes are not subject to redemption or repayment before maturity and are not subject to any sinking fund. Payment of principal of the Notes may be accelerated only in the case of certain events of bankruptcy, insolvency or reorganization of Old Kent or certain of its bank subsidiaries. Holders of Notes have no right of acceleration upon a default in the performance of any covenant of Old Kent, including the failure to pay the principal of or interest on the Notes.

     On December 1, 1995, Old Kent acquired Guyot-Hicks-Anderson & Associates, Inc. ("GHA"), an insurance agency headquartered in Traverse City, Michigan, with 5 other offices located in northern lower Michigan and Grand Rapids, Michigan. The acquisition was treated as a pooling-of-interests for accounting purposes. Because the acquisition did not have a material effect on the consolidated financial statements, they have not been restated. When acquired, GHA had assets of approximately $5 million. GHA's shareholders received 198,803 shares of common stock of Old Kent.

     Effective January 22, 1996, Old Kent acquired Republic Mortgage Corp. ("Republic"), headquartered in Salt Lake City, Utah, with 19 other offices. The acquisition was treated as a purchase for accounting purposes and, accordingly, results of operations of Republic will be included in Old Kent's consolidated results of operations from the date of acquisition. At December 31, 1995, Republic had assets of $39 million and serviced $127 million of residential mortgages for third parties. Republic's shareholders received shares of common stock of Old Kent.

     On February 2, 1996, Old Kent sold its wholly owned subsidiary First National Bank of Lockport to Heritage Financial Services, Inc. The cash sale price was $16,750,000. At the time of the sale, the bank had total assets of $102 million, total deposits of $81 million, and operated from one office in Lockport, Illinois. First National Bank of Lockport was among a group of banks acquired by Old Kent in its 1994 acquisition of EdgeMark Financial Corporation. The sale was consistent with Old Kent's strategic focus on business development and retail banking in the metropolitan Chicago area.

     During 1995, Old Kent engaged in an extensive reengineering program. In this program, representatives from a broad cross-section of management of Old Kent and its subsidiaries, facilitated by consultants, thoroughly examined and recommend changes to many aspects of Old Kent's business operations with a view to increasing competitiveness, effectiveness, and efficiency. A significant number of changes resulting from this program were implemented or initiated in 1995. During the 4th quarter of 1995, Old Kent recorded a charge of $11,957,000 for the nonrecurring costs expected to be incurred as a result of this reengineering program.

     Old Kent is engaged in an ongoing review of the utility and economy of its branch network. During 1995, Old Kent's bank subsidiaries sold, closed, or eliminated through consolidation, a total of 8 bank branches.

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

     Banks and bank holding companies are extensively regulated. Old Kent's two significant subsidiary banks are chartered under state law, are members of the Federal Reserve System, and are supervised, examined, and regulated by the Federal Reserve System and the Federal Deposit Insurance Corporation ("FDIC") and, respectively, the Financial Institutions Bureau of the State of Michigan or the Commissioner of Banks and Trust Companies of the State of Illinois. First National

Bank of Lockport was a national banking association chartered under federal law and supervised, examined, and regulated by the United States Office of the Comptroller of the Currency. Deposits of all of the banks are insured by the FDIC to the extent provided by law.

     Federal and state laws that govern banks significantly limit their business activities in a number of respects. Prior approval of the Board of Governors of the Federal Reserve System ("Federal Reserve Board"), and in some cases various other governing agencies, is required for Old Kent to acquire control of any additional banks. The business activities of Old Kent and its subsidiaries are limited to banking and other activities closely related to banking.

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

     Federal law contains a "cross-guarantee" provision that could result in insured depository institutions owned by Old Kent being assessed for losses incurred by the FDIC in connection with assistance provided to, or the failure of, any other insured depository institution owned by Old Kent. Under Federal Reserve Board policy, Old Kent is expected to act as a source of financial strength to each subsidiary bank and to commit resources to support each subsidiary bank. Under federal law, the FDIC also has authority to impose special assessments on insured depository institutions to repay FDIC borrowings from the United States Treasury or other sources and to establish semiannual assessment rates on Bank Insurance Fund ("BIF") member banks to maintain the BIF at the designated reserve ratio required by law.

     During 1995, the FDIC reduced the deposit insurance assessment rate on BIF-insured deposits held by Old Kent's bank affiliates from $0.23 to $0.04 per $100 of deposits. This may have a favorable effect on Old Kent's results of operations. As a result of acquisitions, Old Kent subsidiaries also have some deposits insured under the FDIC's Savings Association Insurance Fund ("SAIF"). The FDIC did not reduce the assessment rate on SAIF-insured deposits.

     Banks are subject to a number of federal and state laws and regulations that have a material impact on their business. These include, among others, state usury laws, state laws relating to fiduciaries, the Truth In Lending Act, the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Expedited Funds Availability Act, the Community Reinvestment Act, electronic funds transfer laws, redlining laws, antitrust laws, environmental laws and privacy laws. The instruments of monetary policy of authorities such as the Federal Reserve Board may influence the growth and distribution of bank loans, investments and deposits, and may also affect interest rates on loans and deposits. These policies may have a significant effect on the operating results of banks.

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

     Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 ("IBBEA"), a bank holding company now may make certain interstate acquisitions even if state law would otherwise prohibit it. Starting June 1, 1997, a bank may make certain interstate acquisitions unless one of the states has enacted legislation prohibiting interstate bank acquisitions. An interstate acquisition may occur earlier if the states of the buying and selling banks both have enacted laws permitting interstate acquisitions by all out-of-state banks. IBBEA also permits a bank to establish a de novo branch in another state if the state has a law expressly permitting all out-of-state banks to establish de novo branches in that state. In November 1995, Michigan enacted legislation permitting a Michigan bank to sell one or more of its branches to an out-of-state bank if that bank's state law permits a Michigan bank to purchase branches of banks located into that state. The Michigan legislation also permits a Michigan bank to purchase one or more branches of an out-of-state bank, but the Michigan bank must receive the approval of the Financial Institutions Bureau of the State of Michigan before operating the purchased branch or branches.

     In the aggregate, Old Kent and its subsidiaries had 5,027 employees (on a full time equivalent basis) at December 31, 1995. Old Kent and its subsidiaries are equal opportunity employers whose affirmative action programs comply with applicable federal laws and executive orders.

     The statistical information on the following pages further describes certain aspects of the business of Old Kent. Additional statistical information describing the business of Old Kent appears in the following sections of Management's Discussion and Analysis of Financial Condition and Results of Operations incorporated by reference in Item 7 ("MD&A"), the Selected Financial Data incorporated by reference in Item 6 ("Selected Financial Data"), and the financial statements and notes incorporated by reference in Item 8 ("Financial Statements"):

MD&A

     Average Consolidated Balance Sheets
     Net Interest Income
     Loan Portfolio
     Provision for Credit Losses

SELECTED FINANCIAL DATA

     Dividend Payout Ratio
     Return on Average Total Equity
     Return on Average Assets
     Average Equity to Average Assets

FINANCIAL STATEMENTS

     Note 4. Securities Available-for-Sale
     Note 5. Securities Held-to-Maturity
     Note 6. Loans and Nonperforming Assets

INVESTMENT PORTFOLIO

     The following table shows, by class of maturities as of December 31, 1995, the amounts and weighted average yields of securities held-to-maturity and securities available-for-sale on the basis of amortized cost:

                                                            MATURING
                           ---------------------------------------------------------------------------
                                                AFTER ONE BUT
                                                 WITHIN FIVE        AFTER FIVE BUT
                           WITHIN ONE YEAR          YEARS          WITHIN TEN YEARS    AFTER TEN YEARS
                           ----------------    ----------------    ----------------    ---------------
                            AMOUNT    YIELD     AMOUNT    YIELD    AMOUNT     YIELD    AMOUNT    YIELD
                           --------   -----    --------   -----    -------    -----    -------   -----
                                                     (DOLLARS IN THOUSANDS)
U.S. Treasury and other
  U.S. government
  agencies and
  corporations             $466,752   6.98 %   $836,336   5.81 %   $     0      --     $ 1,767   8.46 %
States and other
  political
  subdivisions(3)            40,684   8.25       88,603   8.96      37,750    8.80      23,575   9.12
Other Securities                 --     --           --     --          --      --      58,374   6.00
                           --------            --------            -------             -------
     Total                 $507,436   7.08 %   $924,399   6.12 %   $37,750    8.80 %   $83,716   6.93 %
                           ========   ====     ========   ====     =======    ====     =======   ====

-------------------------
(1) The effective yields are weighted for the scheduled maturity of each security.

(2) Collateralized mortgage obligations and mortgage-backed securities of $1,557,618, having a weighted average yield of 6.45% at December 31, 1995, are not included in the table shown above.

(3) Weighted average interest rates have been computed on a fully taxable equivalent basis. The rates shown on securities issued by states and political subdivisions have been restated, assuming a 35% tax rate. The amount of the adjustment, due to restating the rates, is as follows:

                                                    TAX-EXEMPT                     RATE OF TAXABLE
                                                       RATE        ADJUSTMENT     EQUIVALENTS BASIS
                                                    ----------     ----------     -----------------
Under 1 Year                                           5.36%          2.89%              8.25%
1 to 5 Years                                           5.82           3.14               8.96
5 to 10 Years                                          5.72           3.08               8.80
Over 10 Years                                          5.93           3.19               9.12
     Total                                             5.72%          3.08%              8.80%
                                                       ====           ====               ====

INVESTMENT PORTFOLIO (CONTINUED)

(4) The aggregate book value of the securities of no single issuer except the U.S. Government exceeds 10 percent of Old Kent's consolidated shareholders' equity.

     The amortized cost of securities held-to-maturity and securities available-for-sale as of the dates indicated are summarized as follows (in thousands of dollars):

                                                                                     1993
                                                                                  ----------
U.S. Treasury and federal agency                                                  $2,016,101
State and political subdivisions                                                     237,847
Collateralized mortgage obligations and other mortgage-backed securities           1,385,010
Other securities                                                                      15,946
                                                                                  ----------
     Total securities                                                             $3,654,904
                                                                                  ==========

LOAN PORTFOLIO

     The following table shows the maturity of loans (excluding residential mortgages of 1-4 family residences, consumer loans, credit card loans, and lease financing) outstanding at December 31, 1995. Also provided are the amounts due after one year classified according to their sensitivity to changes in interest rates.

                                                         DUE IN ONE       DUE IN ONE       DUE AFTER
                                                        YEAR OR LESS     TO FIVE YEARS     FIVE YEARS
                                                        ------------     -------------     ----------
                                                                  (IN THOUSANDS OF DOLLARS)
Commercial, financial and agricultural                   $ 1,195,664      $   709,195       $ 103,723
Real estate-construction                                     171,505           82,103          13,755
Real estate-commercial(1)                                    386,131        1,097,113         143,910
                                                          ----------       ----------        --------
Total                                                    $ 1,753,300      $ 1,888,411       $ 261,388
                                                          ==========       ==========        ========
Loans due after one year:
  With fixed rates                                                        $   526,743       $ 104,063
  With floating rates                                                       1,361,668         157,325
Total                                                                     $ 1,888,411       $ 261,388
                                                                           ==========        ========

-------------------------
(1) Includes real estate commercial loans secured by 1-4 family residences.

LOAN PORTFOLIO (CONTINUED)

     Foreign Outstandings: A summary of significant foreign outstandings for the three years ended December 31, 1995, is as follows:

                                                                   OUTSTANDINGS TO FOREIGN
                                                          -----------------------------------------
                                                             BANKS AND                     PERCENT
                                                          OTHER FINANCIAL                  OF TOTAL
                                                          INSTITUTIONS(1)      TOTAL        ASSETS
                                                          ---------------     --------     --------
                                                                   (DOLLARS IN THOUSANDS)
At December 31, 1995
  All Countries(2)                                           $ 150,000        $150,000       1.25%
                                                              ========        ========       ====
At December 31, 1994
  All Countries(2)                                           $   5,000        $  5,000        .05%
                                                              ========        ========       ====
At December 31, 1993
  All Countries(2)                                           $  21,992        $ 21,992        .22%
                                                              ========        ========       ====

-------------------------
(1) All foreign outstandings at the dates indicated were to banks and other financial institutions. These consist primarily of interest-earning deposits with foreign banks and foreign branches of U.S. banks.

(2) Outstandings in each country were less than 1% of Old Kent's total assets.

DEPOSITS

     The daily average amounts of deposits and rates paid on such deposits for the periods indicated are:

                                                        YEARS ENDED DECEMBER 31,
                                    ----------------------------------------------------------------
                                           1995                   1994                   1993
                                    ------------------     ------------------     ------------------
                                      AMOUNT      RATE       AMOUNT      RATE       AMOUNT      RATE
                                    ----------    ----     ----------    ----     ----------    ----
                                                         (DOLLARS IN THOUSANDS)
In Domestic Offices:
  Non-interest-bearing demand
     deposits                       $1,329,787             $1,239,373             $1,097,482
  Savings deposits                   3,094,220    2.67%     3,424,799    2.32%     3,233,037    2.57%
  Time deposits                      4,667,457    5.70      3,895,774    4.50      3,523,193    4.33
  In Foreign Office:
  Time deposits                        225,964    6.26        245,109    4.25        210,916    3.25
                                     ---------              ---------              ---------
       Total                        $9,317,428             $8,805,055             $8,064,628
                                     =========              =========              =========

     The time remaining until maturity of time deposits of $100,000 or more issued by domestic offices (all of which are time certificates of deposit) at December 31, 1995, is as follows:

                                                                           TIME CERTIFICATES
                                                                               OF DEPOSIT
                                                                         ----------------------
                                                                         (DOLLARS IN THOUSANDS)
3 months or less                                                               $  525,032
Over 3 through 6 months                                                           344,269
Over 6 through 12 months                                                          126,450
Over 12 months                                                                    382,862
     Total                                                                     $1,378,613
                                                                                =========

     Time deposits in the foreign office are all in amounts of $100,000 or more.

OTHER BORROWED FUNDS

     Other borrowed funds consist of federal funds purchased, securities sold under agreements to repurchase, bank notes, treasury tax, loan and demand notes. The following amounts and rates applied during the last three years:

                         FEDERAL FUNDS PURCHASED AND
                            SECURITIES SOLD UNDER
                          AGREEMENTS TO REPURCHASE:                BANK NOTES               AGGREGATE OTHER BORROWED FUNDS
                        ------------------------------   ------------------------------   ----------------------------------
                          1995       1994       1993       1995       1994       1993        1995         1994        1993
                        --------   --------   --------   --------   --------   --------   ----------   ----------   --------
                            (DOLLARS IN THOUSANDS)           (DOLLARS IN THOUSANDS)             (DOLLARS IN THOUSANDS)
Amounts outstanding at
  year-end              $536,686   $437,191   $452,736   $575,000   $400,000   $235,000   $1,307,617   $1,010,769   $960,610
Average amount
  outstanding during
  year                  $429,881   $414,589   $450,736   $591,507   $358,342   $134,589   $1,185,629   $  933,458   $726,628
Maximum amount
  outstanding at any
  month-end             $536,686   $577,988   $529,327   $800,000   $440,000   $235,000   $1,329,425   $1,071,988   $935,442
Weighted average
  interest rate at
  year-end(1)               5.86%      4.81%      2.77%      6.35%      5.80%      3.58%        5.95%        5.29%      2.96%
Weighted average
  interest rate during
  year(1)                   5.13%      3.74%      2.83%      6.33%      4.65%      3.42%        5.88%        4.12%      2.97%

-------------------------
(1) The weighted average interest rates are derived by dividing the interest expense for the period by the daily average balance during the period.

ITEM 2. PROPERTIES.

     The executive offices of Old Kent and the main office of Old Kent Bank (Michigan) are located in an office complex in downtown Grand Rapids, Michigan. This complex consists of two interconnected buildings, including a 10-story office building. Approximately 63.2% of the 305,633 square feet of space in the complex is occupied by Old Kent and Old Kent Bank (Michigan). The balance is leased to others for terms of varying lengths.

     Old Kent's operations center is housed in two buildings located near Grand Rapids. The two buildings, which have a total of 340,000 square feet, are owned by Old Kent Bank (Michigan).

     Old Kent's subsidiary banks conducted business from a total of 216 full service banking offices as of December 31, 1995. Of the full service banking offices, 159 are owned by the banks or their subsidiaries, and 57 are leased from various independent parties for various lease terms.

ITEM 3. LEGAL PROCEEDINGS.

     Old Kent's subsidiaries are parties, as plaintiff or defendant, to a number of legal proceedings. Except as described below, all of these proceedings are considered to be ordinary routine litigation incidental to their business, and none is considered to be a material pending legal proceeding.

     Old Kent and its subsidiary, Old Kent Bank (Michigan), are named, among other defendants, in a lawsuit filed by Grow Group, Inc. ("Grow"), presently pending in the United States District Court for the Southern District of New York. Principal defendants in this case include Perrigo Company ("Perrigo"), Michael J. Jandernoa (Chairman of the Board and Chief Executive Officer of Perrigo, and presently a director of Old Kent) and certain other persons who are believed to have been directors and officers of Perrigo (the "Non-bank Defendants"), as well as Old Kent, Old Kent Bank (Michigan), and National Bank of Detroit ("NBD"; now NBD Bank), with which Old Kent Bank (Michigan) participated in the financing arrangement that is in part the subject of the case.

     The case was initiated on April 13, 1994, with the filing of a "Summons With Notice" in the Supreme Court, State of New York, County of New York. However, Old Kent was not then served with process or notice of the case. The case was subsequently removed to Federal District Court for the Southern District of New York where a complaint was filed on March 1, 1995. On January 26, 1996, venue of the case was changed to the Federal District Court for the Western District of Michigan. Old Kent has been dismissed from the case, but Old Kent Bank (Michigan) remains a defendant.

     In 1988, Old Kent Bank (Michigan) participated in a credit facility which partially financed the purchase of all of the stock of Perrigo from Grow by the Non-bank Defendants in the case. Grow now alleges that NBD and Old Kent Bank (Michigan) conspired with and aided and abetted the Non-bank Defendants in certain breaches of duties, fraud, and usurpation of corporate opportunity; misappropriated and used confidential and proprietary information for their own benefit; and breached a relationship of trust and confidence with Grow. Grow demands judgment against the defendants, jointly and severally, for damages in an unspecified but apparently material amount, profits and benefits accruing to the defendants as a result of the alleged wrongful acts, punitive damages, interest and costs.

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

SUPPLEMENTAL ITEM. EXECUTIVE OFFICERS OF THE REGISTRANT.

     Old Kent's executive officers are appointed annually by, and serve at the pleasure of, the Old Kent board of directors. Biographical information concerning executive officers as of December 31, 1995, who are not directors or nominated for election to the board of directors is presented below:

     Martin J. Allen, Jr. (age 59) is Senior Vice President (Corporate Planning and Development) and Secretary of Old Kent. He has been secretary of Old Kent since 1986 and a senior vice president of Old Kent since 1985. Prior to that, he served Old Kent in various other executive capacities. Mr. Allen is also a member of Old Kent's Management Committee.

     David A. Dams (age 43) is Executive Vice President (Corporate Banking) of Old Kent Bank (Michigan). He has been an executive vice president of Old Kent Bank (Michigan) since 1986. Prior to that, he served Old Kent in various other executive capacities. Mr. Dams is also a member of Old Kent's Management Committee, a director of Old Kent Financial Life Insurance Company, an Old Kent subsidiary, and a director of GHA, an Old Kent Bank (Michigan) subsidiary.

     E. Philip Farley (age 56) is Executive Vice President (Investment and Trust Management Services) of Old Kent Bank (Michigan). He has been an executive vice president of Old Kent Bank (Michigan) since 1987. Prior to that, he served Old Kent in various other executive capacities. Mr. Farley is also a member of Old Kent's Management Committee.

     Ralph W. Garlick (age 59) has been Executive Vice President-Senior Credit Officer of Old Kent since 1989. He was an executive vice president of Old Kent Bank (Michigan) from 1984 until 1989. Prior to that, he served Old Kent in various other executive capacities. Mr. Garlick is also President-Metro Detroit (since February, 1995) and a member of Old Kent's Management Committee.

     Richard L. Haug (age 56) has been Senior Vice President and General Auditor of Old Kent since 1986.

     Charles W. Jennings, Jr. (age 56) is Senior Vice President (Human Resources) of Old Kent. He has been a senior vice president of Old Kent since 1984. Prior to that, he served Old Kent in various other executive capacities. Mr. Jennings is also a member of Old Kent's Management Committee.

     Kevin T. Kabat (age 39) has been Executive Vice President (Retail Administration and Corporate Technology) of Old Kent since February 1995. He was Senior Vice President and Manager of Corporate Operations and Technology of Old Kent from 1993 until 1995, a senior vice president and manager of corporate operations from 1990 until 1993, and a vice president and director of human resources of Old Kent Bank (Michigan) from 1986 until 1990. Prior to that, he served Old Kent in various other executive capacities. Mr. Kabat is also a member of Old Kent's Management Committee.

     David L. Kerstein (age 52) has been Executive Vice President (Retail Banking) of Old Kent and Old Kent Bank (Michigan) since 1992. Prior to that, he was a senior vice president of Bank One (Texas), a bank, from 1990 until 1992, and a senior vice president of Citibank FSB (Chicago), a bank, from 1987 until 1990. Mr. Kerstein is also a member of Old Kent's Management Committee and a director of GHA.

     Robert H. Warrington (age 48) is Executive Vice President (Fee-based Businesses) of Old Kent and President of Old Kent Mortgage Services, Inc. and Old Kent Mortgage Company. He has been an executive vice president of Old Kent since 1995, President of Old Kent Mortgage Services, Inc. since 1993, and president of Old Kent Mortgage Company, since 1993. He was a senior vice president of Old Kent Bank (Michigan) from 1988 until 1993. Prior to that, he served Old Kent in various other executive capacities. Mr. Warrington is also a director of Old Kent Mortgage Company, Old Kent Mortgage Services, Inc., and GHA, the Chairman of the Board and a director of Republic Mortgage Corp., an Old Kent subsidiary, and a member of Old Kent's Management Committee.

     Michael J. Whalen (age 48) has been President, Chief Executive Officer, and director of Old Kent Bank (Illinois) since 1990. He is also a member of Old Kent's Management Committee.

     Thomas D. Wisnom (age 57) is Executive Vice President (Community Bank Administration) of Old Kent. He has been an executive vice president of Old Kent since 1985. Prior to that, he served Old Kent in various other executive capacities. Mr. Wisnom is also a member of Old Kent's Management Committee.

     Richard W. Wroten (age 43) has been Executive Vice President and Chief Financial Officer of Old Kent since September 1991. From 1989 until 1991 he was an executive vice president and chief financial officer of First City Bancorporation of Texas, Inc., a bank holding company, and chief financial officer and a director of First City, Texas-Houston N.A., a commercial bank.1 Until 1989, Mr. Wroten was a partner of Arthur Andersen & Co., an accounting firm. Mr. Wroten is also a member of Old Kent's Management Committee and a director of Old Kent Financial Life Insurance Company and Old Kent Mortgage Company, both of which are Old Kent subsidiaries.

---------------

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

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS.

     The information under the caption "Cash Dividends" and "Old Kent Common Stock" on pages S-18 and S-19 of Old Kent's Annual Report to Shareholders for the year ended December 31, 1995 (the "1995 Annual Report"), is here incorporated by reference. Old Kent's 1995 Annual Report is printed and distributed as a supplement to its definitive Proxy Statement for its Annual Meeting of Shareholders to be held April 15, 1996 (the "1996 Proxy Statement").

ITEM 6. SELECTED FINANCIAL DATA.

     The information under the caption "Five Year Summary of Selected Financial Data" on page S-3 of Old Kent's 1995 Annual Report is here incorporated by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The information under the caption "Financial Review" on pages S-4 through S-25 of Old Kent's 1995 Annual Report is here incorporated by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The financial statements, notes and the report of independent public accountants on pages S-27 through S-52 of Old Kent's 1995 Annual Report is here incorporated by reference.

     The information under the caption "Quarterly Financial Data" on page S-25 of Old Kent's 1995 Annual Report is here incorporated by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information set forth under the captions "Board of Directors" and "Compliance with Section 16(a) of the Exchange Act" in Old Kent's 1996 Proxy Statement is here incorporated by reference.

ITEM 11. EXECUTIVE COMPENSATION.

     The information set forth under the captions "Compensation of Executive Officers and Directors," "Executive Severance Agreements," and "Compensation of Directors" in Old Kent's 1996 Proxy Statement is here incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information set forth under the caption "Voting Securities" in Old Kent's 1996 Proxy Statement is here incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information set forth under the caption "Certain Relationships and Related Transactions" in Old Kent's 1996 Proxy Statement is here incorporated by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) (1) Financial Statements. The following financial statements and report of independent public accountants of Old Kent Financial Corporation and its subsidiaries are filed as part of this report:

     Report of Independent Public Accountants dated January 15, 1996

     Consolidated Balance Sheets -- December 31, 1994 and 1995

     Consolidated Statements of Income for each of the three years in the period ended December 31, 1995

     Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 1995

     Consolidated Statements of Shareholders' Equity for each of the three years in the period ended December 31, 1995

     Notes to Consolidated Financial Statements

     The financial statements, the notes to financial statements, and the report of independent public accountants listed above are set forth in Item 8 of this report.

     (2) Financial Statement Schedules. Not applicable.

     (3) Exhibits. The following exhibits are filed as part of this report:

NUMBER                                            EXHIBIT
----                                              -------
   3 (a)    Restated Articles of Incorporation. Previously filed as Exhibit 3(a) to the registrant's Form 10-Q Quarterly Report for the quarter ended March 31, 1993. Here incorporated by reference.

     (b)    Bylaws. Previously filed as Exhibit 3(b) to the registrant's Form 8-K filed
            February 23, 1996. Here incorporated by reference.

   4 (a)    Rights Agreement. Previously filed as an exhibit to the registrant's Form 8-A
            Registration Statement filed December 20, 1988. Here incorporated by reference.

     (b)    Certificate of Designation, Preferences, and Rights of Series B Preferred
            Stock. Previously filed as Exhibit 4(b) to the registrant's Form 8-K filed February
            23, 1996. Here incorporated by reference.

     (c)    Long-term Debt. The registrant has outstanding long-term debt which at the time of this report does not exceed 10% of the registrant's total consolidated assets. The registrant agrees to furnish copies of the agreements defining the rights of holders of such long-term indebtedness to the Securities and Exchange Commission upon request.

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

NUMBER                                            EXHIBIT
----                                              -------
     (d)    Amendment to Executive Retirement Income Plan.* Previously filed as Exhibit 10(d)
            to the registrant's Form 10-K Annual Report for its fiscal year ended December 31,
            1995. Here incorporated by reference.

     (e)    Executive Stock Option Plan of 1986.* Previously filed as Exhibit 10 to the registrant's Form 10-Q Quarterly Report for its fiscal quarter ended September 30,
            1995. Here incorporated by reference.

     (f)    Amendment to Restricted Stock Plan of 1987.* Previously filed as Exhibit 10(f) to the registrant's Form 8-K filed February 23, 1996. Here incorporated by reference.

     (g)    Old Kent Executive Thrift Plan and Related Trust.* Previously filed as Exhibit
            10(f) to the registrant's Form 10-K Annual Report for its fiscal year ended
            December 31, 1991. Here incorporated by reference.

     (h)    Amendment to Executive Thrift Plan.* Previously filed as Exhibit 10(h) to the registrant's Form 10-K Annual Report for its fiscal year ended December 31, 1995.
            Here incorporated by reference.

     (i)    Rights Agreement. Previously filed as an exhibit to the registrant's Form 8-A
            Registration Statement filed December 20, 1988. Here incorporated by reference.

     (j)    Deferred Stock Compensation Plan and Related Trust.* Previously filed as Exhibit
            10(j) to the registrant's Form 10-K Annual Report for its fiscal year ended
            December 31, 1995. Here incorporated by reference.

     (k)    Executive Severance Agreements for Messrs. Canepa, Sherwood, Sadler, Wagner and
            Wisnom.* Previously filed as Exhibit 10(k) to the registrant's Form 10-K Annual
            Report for its fiscal year ended December 31, 1995. Here incorporated by reference.

     (l)    Stock Option Incentive Plan of 1992.* Previously filed as Exhibit 10(b) to the registrant's Form 10-Q Quarterly Report for its fiscal quarter ended June 30, 1995.
            Here incorporated by reference.

     (m)    Old Kent Deferred Compensation Plan and Related Trust.*Previously filed as Exhibit
            10(m) to the registrant's Form 10-K Annual Report for its fiscal year ended
            December 31, 1991. Here incorporated by reference.

     (n)    Old Kent Directors' Deferred Compensation Plan and Related Trust.* Previously filed as Exhibit 10(n) to the registrant's Form 10-K Annual Report for its fiscal year ended December 31, 1995. Here incorporated by reference.

     (o)    Executive Severance Agreement for Mr. Warrington.* Previously filed as Exhibit
            10(o) to the registrant's Form 8-K filed February 23, 1996. Here incorporated by reference.

     (p)    Restricted Stock Agreement for Mr. Warrington.* Previously filed as Exhibit 10(p)
            to the registrant's Form 8-K filed February 23, 1996. Here incorporated by reference.

     (q)    Restricted Stock Agreement for Mr. Warrington.* Previously filed as Exhibit 10(q)
            to the registrant's Form 8-K filed February 23, 1996. Here incorporated by reference.

     (r)    Pooling and Service Agreement. Previously filed as Exhibit 10(r) to the registrant's Form 8-K filed February 23, 1996. Here incorporated by reference.

  11        Statement Re Computation of Earnings per Common Share.

  12        Statement Re Computation of Other Ratios.

NUMBER                                            EXHIBIT
----                                              -------
  13        Annual Report to Shareholders. This exhibit, except for those portions expressly incorporated by reference in this filing, is furnished for the information of the
            Commission and is not deemed "filed" as part of this filing.
  21        Subsidiaries of Registrant.
  23        Consent of Independent Public Accountants.
  24        Powers of Attorney.
  27        Financial Data Schedule.

-------------------------
* These agreements are management contracts or compensation plans or arrangements required to be filed as exhibits to this Form 10-K.

     Old Kent will furnish a copy of any exhibit listed above to any shareholder of the registrant without charge upon written request to Mr. Martin J. Allen, Jr., Secretary, Old Kent Financial Corporation, One Vandenberg Center, Grand Rapids, Michigan 49503.

     (b) Reports on Form 8-K. Old Kent filed one Form 8-K reporting events occurring during the last quarter of the period covered by this report. That Form 8-K, dated as of December 31, 1995, reported Old Kent's acquisition of Guyot-Hicks-Anderson & Associates, Inc. It contained Old Kent's Condensed Consolidated Statement of Income (Unaudited) for the month ended December 31, 1995.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Old Kent Financial Corporation
                                          (Registrant)

Date: February 29, 1996                   By /s/ MARTIN J. ALLEN, JR.

                                          --------------------------------------
                                          Martin J. Allen, Jr.
                                          Senior Vice President and Secretary

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

February 29, 1996                     /s/ JOHN M. BISSELL*
                                      --------------------------------------------------------
                                      John M. Bissell
                                      Director
February 29, 1996                     /s/ JOHN D. BOYLES*
                                      --------------------------------------------------------
                                      John D. Boyles
                                      Director
February 29, 1996                     /s/ JOHN C. CANEPA*
                                      --------------------------------------------------------
                                      John C. Canepa
                                      Director
February --, 1996
                                      --------------------------------------------------------
                                      Richard M. DeVos, Jr.
                                      Director
February 29, 1996                     /s/ JAMES P. HACKETT, SR.*
                                      --------------------------------------------------------
                                      James P. Hackett, Sr.
                                      Director
February 29, 1996                     /s/ ERINA HANKA*
                                      --------------------------------------------------------
                                      Erina Hanka
                                      Director
February 29, 1996                     /s/ EARL D. HOLTON*
                                      --------------------------------------------------------
                                      Earl D. Holton
                                      Director
February 29, 1996                     /s/ MICHAEL J. JANDERNOA*
                                      --------------------------------------------------------
                                      Michael J. Jandernoa
                                      Director

February 29, 1996                     /s/ JOHN P. KELLER*
                                      --------------------------------------------------------
                                      John P. Keller
                                      Director

February 29, 1996                     /s/ WILLIAM U. PARFET*
                                      --------------------------------------------------------
                                      William U. Parfet
                                      Director

February 29, 1996                     /s/ PERCY A. PIERRE*
                                      --------------------------------------------------------
                                      Percy A. Pierre
                                      Director

February 29, 1996                     /s/ ROBERT L. SADLER*
                                      --------------------------------------------------------
                                      Robert L. Sadler
                                      Vice Chairman of the Board and Director

February 29, 1996                     /s/ PETER F. SECCHIA*
                                      --------------------------------------------------------
                                      Peter F. Secchia
                                      Director

February 29, 1996                     /s/ B. P. SHERWOOD, III*
                                      --------------------------------------------------------
                                      B. P. Sherwood, III
                                      Vice Chairman of the Board, Treasurer, and Director

February 29, 1996                     /s/ DAVID J. WAGNER*
                                      --------------------------------------------------------
                                      David J. Wagner
                                      Chairman, President, Chief Executive Officer, and
                                      Director
                                      (Principal Executive Officer)

February 29, 1996                     /s/ RICHARD W. WROTEN
                                      --------------------------------------------------------
                                      Richard W. Wroten
                                      Executive Vice President and Chief Financial Officer
                                      (Principal Financial and Accounting Officer)


                                      *By /s/ MARTIN J. ALLEN, JR.
                                          ----------------------------------------------------
                                          Martin J. Allen, Jr.
                                          Attorney-in-Fact

                                 EXHIBIT INDEX

 NUMBER                                          EXHIBIT
--------                                         -------
   3(a)    Restated Articles of Incorporation. Previously filed as Exhibit 3(a) to the registrant's Form 10-Q Quarterly Report for the quarter ended March 31, 1993. Here incorporated by reference.

    (b)    Bylaws. Previously filed as Exhibit 3(b) to the registrant's Form 8-K filed February
           23, 1996. Here incorporated by reference.

   4(a)    Rights Agreement. Previously filed as an exhibit to the registrant's Form 8-A
           Registration Statement filed December 20, 1988. Here incorporated by reference.

    (b)    Certificate of Designation, Preferences, and Rights of Series B Preferred Stock.
           Previously filed as Exhibit 4(b) to the registrant's Form 8-K filed February 23,
           1996. Here incorporated by reference.

    (c)    Long-term Debt. The registrant has outstanding long-term debt which at the time of this report does not exceed 10% of the registrant's total consolidated assets. The registrant agrees to furnish copies of the agreements defining the rights of holders of such long-term indebtedness to the Securities and Exchange Commission upon request.

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

    (d)    Amendment to Executive Retirement Income Plan.* Previously filed as Exhibit 10(d) to the registrant's Form 10-K Annual Report for its fiscal year ended December 31,
           1995. Here incorporated by reference.

    (e)    Executive Stock Option Plan of 1986.* Previously filed as Exhibit 10 to the registrant's Form 10-Q Quarterly Report for its fiscal quarter ended September 30,
           1995. Here incorporated by reference.

    (f)    Amendment to Restricted Stock Plan of 1987.* Previously filed as Exhibit 10(f) to the registrant's Form 8-K filed February 23, 1996. Here incorporated by reference.

    (g)    Old Kent Executive Thrift Plan and Related Trust.* Previously filed as Exhibit 10(f)
           to the registrant's Form 10-K Annual Report for its fiscal year ended December 31,
           1991. Here incorporated by reference.

    (h)    Amendment to Executive Thrift Plan.* Previously filed as Exhibit 10(n) to the registrant's Form 10-K Annual Report for its fiscal year ended December 31, 1995.
           Here incorporated by reference.

    (i)    Rights Agreement. Previously filed as an exhibit to the registrant's Form 8-A
           Registration Statement filed December 20, 1988. Here incorporated by reference.

    (j)    Deferred Stock Compensation Plan and Related Trust.* Previously filed as Exhibit
           10(j) to the registrant's Form 10-K Annual Report for its fiscal year ended December
           31, 1995. Here incorporated by reference.

    (k)    Executive Severance Agreements for Messrs. Canepa, Sherwood, Sadler, Wagner and
           Wisnom.* Previously filed as Exhibit 10(k) to the registrant's Form 10-K Annual
           Report for its fiscal year ended December 31, 1995. Here incorporated by reference.

 NUMBER                                          EXHIBIT
--------                                         -------
    (l)    Stock Option Incentive Plan of 1992.* Previously filed as Exhibit 10(b) to the registrant's Form 10-Q Quarterly Report for its fiscal quarter ended June 30, 1995.
           Here incorporated by reference.

    (m)    Old Kent Deferred Compensation Plan and Related Trust.* Previously filed as Exhibit
           10(m) to the registrant's Form 10-K Annual Report for its fiscal year ended December
           31, 1991. Here incorporated by reference.

    (n)    Old Kent Directors' Deferred Compensation Plan and Related Trust.* Previously filed as Exhibit 10(n) to the registrant's Form 10-K Annual Report for its fiscal year ended December 31, 1995. Here incorporated by reference.

    (o)    Executive Severance Agreement for Mr. Warrington.* Previously filed as Exhibit 10(o)
           to the registrant's Form 8-K filed February 23, 1996. Here incorporated by reference.

    (p)    Restricted Stock Agreement for Mr. Warrington.* Previously filed as Exhibit 10(p) to the registrant's Form 8-K filed February 23, 1996. Here incorporated by reference.

    (q)    Restricted Stock Agreement for Mr. Warrington.* Previously filed as Exhibit 10(q) to the registrant's Form 8-K filed February 23, 1996. Here incorporated by reference.

    (r)    Pooling and Service Agreement. Previously filed as Exhibit 10(r) to the registrant's
           Form 8-K filed February 23, 1996. Here incorporated by reference.

  11       Statement Re Computation of Earnings per Common Share.

  12       Statement Re Computation of Other Ratios.

  13       Annual Report to Shareholders. This exhibit, except for those portions expressly incorporated by reference in this filing, is furnished for the information of the
           Commission and is not deemed "filed" as part of this filing.

  21       Subsidiaries of Registrant.

  23       Consent of Independent Public Accountants.

  24       Powers of Attorney.

  27       Financial Data Schedule.

-------------------------
* These agreements are management contracts or compensation plans or arrangements required to be filed as exhibits to this Form 10-K.