Form 10-K/A
period 1995-12-31
OLD KENT FINANCIAL CORP /MI/
filed 1996-03-07
CIK 746969

________________________________________________________________________________

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-K/A
                             (AMENDMENT NO. 1)

      [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934
          For the fiscal year ended December 31, 1995

      [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934
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

             Yes    _X_                            No ________

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

      Aggregate Market Value as of February 16, 1996:  $1,668,030,599

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

     Common stock outstanding at February 19, 1996:  45,490,005 shares

                    DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's annual report to shareholders for the year ended December 31, 1995, are incorporated by reference in Part I and Part II.

Portions of the registrant's proxy statement for its April 15, 1996, annual meeting of shareholders are incorporated by reference in Part II and Part III.
________________________________________________________________________________
































          This Form 10-K/A (Amendment No. 1) is filed for the purpose of correcting stock information on the cover of the registrant's Form 10-K as previously filed.

                                SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   OLD KENT FINANCIAL CORPORATION
                                   (Registrant)


Date: March 7, 1996                By /S/ MARTIN J. ALLEN, JR.
                                   Martin J. Allen, Jr.
                                   Senior Vice President and
                                   Secretary

































          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.


March 7, 1996                      */S/ JOHN M. BISSELL
                                   John M. Bissell
                                   Director

March 7, 1996                      */S/ JOHN D. BOYLES
                                   John D. Boyles
                                   Director

March 7, 1996                      */S/ JOHN C. CANEPA
                                   John C. Canepa
                                   Director

March __, 1996                     ____________________________________
                                   Richard M. DeVos, Jr.
                                   Director

March 7, 1996                      */S/ JAMES P. HACKETT, SR.
                                   James P. Hackett, Sr.
                                   Director

March 7, 1996                      */S/ ERINA HANKA
                                   Erina Hanka
                                   Director

March 7, 1996                      */S/ EARL D. HOLTON
                                   Earl D. Holton
                                   Director

March 7, 1996                      */S/ MICHAEL J. JANDERNOA
                                   Michael J. Jandernoa
                                   Director

March 7, 1996                      */S/ JOHN P. KELLER
                                   John P. Keller
                                   Director

March 7, 1996                      */S/ WILLIAM U. PARFET
                                   William U. Parfet
                                   Director

March 7, 1996                      */S/ PERCY A. PIERRE
                                   Percy A. Pierre
                                   Director



                       -2-
March 7, 1996                      */S/ ROBERT L. SADLER
                                   Robert L. Sadler
                                   Vice Chairman of the Board and
                                   Director

March 7, 1996                      */S/ PETER F. SECCHIA
                                   Peter F. Secchia
                                   Director

March 7, 1996                      */S/ B. P. SHERWOOD, III
                                   B. P. Sherwood, III
                                   Vice Chairman of the Board, Treasurer, and
                                   Director

March 7, 1996                      */S/ DAVID J. WAGNER
                                   David J. Wagner
                                   Chairman, President, Chief Executive Officer,
                                   and Director (Principal Executive Officer)





                                   *By /S/ MARTIN J. ALLEN, JR.
                                   Martin J. Allen, Jr.
                                   Attorney-in-Fact

























                       -3-