Form 10-Q
period 1996-03-31
OLD KENT FINANCIAL CORP /MI/
filed 1996-05-14
CIK 746969

SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C.   20549

                           FORM 10-Q


       X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
           For the quarterly period ended March 31, 1996, or

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

              Yes         X        No


The number of shares outstanding of the registrant's Common stock, par value $1, as of April 30, 1996 was 44,983,464 shares.

                                        INDEX

                      OLD KENT FINANCIAL CORPORATION


PART I.          FINANCIAL INFORMATION

Item 1.          Consolidated Financial Statements (unaudited)

                 Consolidated Balance Sheets as of March 31, 1996
                    and December 31, 1995

                 Consolidated Statements of Income for the three
                     months ended March 31, 1996 and 1995

                 Consolidated Statements of Cash Flows for the
                    three months ended March 31, 1996 and 1995

                 Notes to Consolidated Financial Statements

Item 2.          Management's Discussion and Analysis of
                    Financial Condition and Results of Operations


PART II.        OTHER INFORMATION

Item 4.          Submission of matters to a vote of securities holders

Item 6.          Exhibits and Reports on Form 8-K



SIGNATURES

OLD KENT FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)___________________________________________________________________________________________________

                                                                                       March 31,  December 31,
(dollars in thousands)                                                                     1996          1995
ASSETS:
Cash and due from banks................................................................   $476,162    $527,611
Federal funds sold and resale agreements...............................................     16,458      49,445
Total cash and cash equivalents........................................................    492,620     577,056
Interest-earning deposits..............................................................      2,207     175,413
Trading account securities.............................................................      8,259      11,699
Mortgages held-for-sale................................................................    379,227     270,126
Securities available-for-sale:
   Collateralized mortgage obligations and other mortgage-backed
       securities......................................................................    809,542     874,291
   Other securities....................................................................  1,454,497   1,371,408
Total securities available-for-sale (amortized cost of
     $2,279,281, and $2,240,517, respectively).........................................  2,264,039   2,245,699
Securities held-to-maturity:
   Collateralized mortgage obligations and other mortgage-backed
       securities......................................................................    816,915     680,330
   Other securities....................................................................    168,612     190,612
Total securities held-to-maturity (market values of
     $983,129 and $876,291, respectively)..............................................    985,527     870,942

Loans..................................................................................  7,623,074   7,430,552
Allowance for credit losses............................................................   (173,462)   (174,248)
Net loans..............................................................................  7,449,612   7,256,304
Premises and equipment.................................................................    170,714     173,903
Other assets...........................................................................    410,897     421,942
Total Assets...........................................................................$12,163,102 $12,003,084



LIABILITIES AND SHAREHOLDERS' EQUITY:
Liabilities:
Deposits:
   Non-interest bearing................................................................ $1,430,239  $1,506,149
   Interest-bearing....................................................................  8,186,465   7,769,672
   Foreign deposits -- interest-bearing................................................     77,347      81,545
     Total deposits....................................................................  9,694,051   9,357,366
Other borrowed funds...................................................................  1,119,024   1,307,617
Subordinated debt......................................................................    100,000     100,000
Other liabilities......................................................................    230,472     222,165
Total Liabilities...................................................................... 11,143,547  10,987,148

Shareholders' Equity:
Preferred stock: 25,000,000 shares authorized and unissued.............................         --          --
Common stock, $1 par value: 150,000,000 shares authorized;
  45,132,982 and 45,383,122 shares issued and outstanding .............................     45,133      45,383
Capital surplus........................................................................    192,574     200,101
Retained earnings......................................................................    791,756     767,085
Valuation adjustment of securities available-for-sale..................................     (9,908)      3,367
Total Shareholders' Equity.............................................................  1,019,555   1,015,936

Total Liabilities and  Shareholders' Equity............................................$12,163,102 $12,003,084

See accompanying notes to consolidated financial statements.

OLD KENT FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Income (Unaudited)_________________________________
                                                        For the Three Months
                                                        Ended March 31,
(in thousands, except per share data)                     1996         1995
Interest Income:
  Interest and fees on loans........................... $169,791     $156,341
  Interest on mortgages held-for-sale..................    5,998        2,687
  Interest on securities available-for-sale............   35,842       22,833
  Interest on securities held-to-maturity:
    Taxable............................................   13,976       30,550
    Tax-exempt.........................................    2,560        3,272
  Interest on deposits.................................      256          206
  Interest on federal funds sold and resale agreements.      640        2,698
  Interest on trading account securities...............       88          328
  Total interest income................................  229,151      218,915

Interest Expense:
  Interest on domestic deposits........................   91,324       79,696
  Interest on foreign deposits.........................    1,240        5,145
  Interest on short-term borrowed funds................   16,709       16,232
  Interest on long-term debt...........................    1,712           28
  Total interest expense...............................  110,985      101,101

Net Interest Income....................................  118,166      117,814

Provision for credit losses............................    6,252        4,567
  Net interest income after provision
    for credit losses..................................  111,914      113,247

Other Income:
  Trust income.........................................   11,068       10,326
  Service charges on deposit accounts..................   10,724        9,148
  Credit card transaction revenue (net)................    1,767        2,483
  Securities gains/(losses)............................      854         (137)
  Mortgage banking gains...............................    5,862        2,433
  Mortgage servicing revenue...........................    6,203        3,856
  Mortgage origination revenue (net)...................    3,011          991
  Nonrecurring and other real estate owned income......    2,497           49
  Other................................................   11,315        7,760
  Total other income...................................   53,301       36,909

Other Expenses:
  Salaries and employee benefits.......................   51,194       47,019
  Occupancy expense....................................    7,460        7,226
  Equipment expense....................................    5,747        5,996
  FDIC Insurance.......................................      181        5,149
  Nonrecurring and other real estate owned expense.....      291           --
  Other expenses.......................................   40,729       33,053
  Total other expenses.................................  105,602       98,443

Income Before Income Taxes.............................   59,613       51,713
  Income taxes.........................................   20,379       17,010
Net Income.............................................  $39,234      $34,703

Per Common Share:
  Net income...........................................    $0.86        $0.76
  Dividends............................................   $0.320       $0.295

Number of Common Shares Used to Calculate
  Net Income Per Share (in thousands)..................   45,631       45,598


See accompanying notes to consolidated financial statements.

OLD KENT FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
Three months ended March 31 (in thousands)                                        1996          1995
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income..............................................................$     39,234 $      34,703
  Adjustments to reconcile net income
      to net cash provided by operating activities:
          Provision for credit losses.....................................       6,252         4,567
          Depreciation, amortization and accretion........................      14,175         9,367

          Net (gains) losses on sales of assets...........................      (9,170)         (728)
          Net decrease (increase) in trading account securities...........       4,025       (44,982)
          Originations and acquisitions of mortgages held-for-sale........    (768,376)     (318,728)
          Proceeds from sales and prepayments of mortgages held-for-sale..     665,137       368,892
          Net change in other assets......................................       8,916        (8,574)
          Net change in other liabilities.................................      19,400        32,192
  Net cash (used for) provided by operating activities....................     (20,407)       76,709

CASH FLOWS FROM INVESTING ACTIVITIES:
  Maturities and prepayments of securities available-for-sale.............     123,770        17,345
  Proceeds from sales of securities available-for-sale....................     961,062       738,624
  Purchases of securities available-for-sale..............................  (1,172,878)     (267,845)
  Proceeds from maturities and prepayments of securities held-to-maturity.       9,699        54,551
  Proceeds from sales of securities held-to-maturity......................         860            -
  Purchases of securities held-to-maturity................................    (128,398)      (22,910)
  Net change in interest-earning deposits.................................     173,207       (10,534)
  Net increase in loans...................................................    (233,724)     (350,046)
  Purchases of leasehold improvements, premises and equipment, net........      (3,706)       (6,871)
  Sale of subsidiary (net of cash sold)...................................       7,123           -
  Net cash (used for) provided by investing activities....................    (262,985)      152,314

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in time deposits...............................................     467,050       420,570
  Change in demand and savings deposits...................................     (47,663)     (287,215)
  (Decrease) increase in other borrowed funds and notes payable of
        one year or more..................................................    (185,046)      151,632


  Repurchases of common stock.............................................     (23,164)       (7,648)

  Proceeds from common stock issuances....................................       2,342           545
  Dividends paid to shareholders..........................................     (14,563)      (13,406)
  Net cash provided by financing activities...............................     198,956       264,478

  Net change in cash and cash equivalents.................................     (84,436)      493,501
  Cash and cash equivalents at beginning of year..........................     577,056       515,008
  Cash and cash equivalents at end of year................................$    492,620 $   1,008,509

Supplemental disclosures of cash flow information:
    Interest paid on deposits, other borrowed funds and
      subordinate.........................................................$    110,756 $      91,883
    Federal income taxes paid.............................................         475         3,737


  See accompanying notes to consolidated financial statements.

OLD KENT FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 1996

NOTE A:  BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation's annual report on Form 10-K for the year ended December 31, 1995.

Prior period's amounts included in these financial statements have been reclassified to place them on a basis comparable with the current periods' financial statements.

NOTE B:  LOANS AND NONPERFORMING ASSETS
The following summarizes loans and nonperforming assets at the dates indicated (dollars in thousands):

                                             March 31, December 31,
     Loans:                                       1996      1995
     Commercial..............................$2,150,410 $2,008,582
     Real estate  - Commercial............... 1,603,480  1,627,154
     Real estate  - Construction.............   313,816    267,363
     Real estate  - Residential mortgages....   826,251    832,214
     Real estate  - Consumer home equity ....   638,852    623,659
     Consumer................................ 1,549,567  1,551,828
     Credit card loans.......................   336,242    323,592
     Lease financing.........................   204,456    196,160
     Total Loans.............................$7,623,074 $7,430,552


                                             March 31, December 31,
     Nonperforming assets (dollars in thousands): 1996      1995
     Nonaccrual loans .......................   $44,376    $40,173
     Restructured loans......................     2,797      3,075
       Impaired loans........................    47,173     43,248
     Other real estate owned.................     8,884     11,287
     Total nonperforming assets..............   $56,057    $54,535


NOTE C:  ALLOWANCE FOR CREDIT LOSSES
The following summarizes the changes in the allowance for credit losses (in thousands of dollars):

                                             For the Three Months
                                                ended March 31,
     Allowance for Credit Losses                  1996      1995
     Balance at January  1,..................  $174,248   $167,253
     Changes in allowance due to (sold)
       purchased loans.......................    (1,179)       198
     Provision for credit losses.............     6,252      4,567
     Gross loans charged-off.................    (8,095)    (4,433)
     Gross recoveries of loans previously
       charged-off...........................     2,236      3,609
     Balance at end of period,...............  $173,462   $171,194

OLD KENT FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued (Unaudited)
March 31, 1996

NOTE D:  SECURITIES AVAILABLE-FOR-SALE
 The following summarizes amortized costs and estimated market values of securities available-for-sale at the dates indicated (in thousands of dollars):
                                                                                     Carrying
                                                               Gross       Gross       Value
                                                Amortized    Unrealized  Unrealized  at Market
     March 31, 1996:                               Cost        Gains       Losses      Value
     U.S. Treasury and federal agencies..........$1,406,795    $7,043     $17,865   $1,395,973
     Collateralized mortgage obligations and
       other mortgage-backed securities..........   813,428     1,670       5,556      809,542
     Other securities............................    59,058        21         555       58,524
     Total securities available-for-sale.........$2,279,281    $8,734     $23,976   $2,264,039

     December 31, 1995:
     U.S. Treasury and federal agencies..........$1,304,855   $10,503      $2,930   $1,312,428
     Collateralized mortgage obligations and
       other mortgage-backed securities..........   877,288     6,990       9,987      874,291
     Other securities............................    58,374       606           0       58,980
     Total securities available-for-sale.........$2,240,517   $18,099     $12,917   $2,245,699

NOTE E:  SECURITIES HELD-TO-MATURITY
The following summarizes amortized costs and estimated market values of securities held-to-maturity at the dates indicated (in thousands of dollars):
<CAPITON>
                                                               Gross       Gross
                                                Amortized    Unrealized  Unrealized   Market
     March 31, 1996:                               Cost        Gains       Losses      Value
     U.S. Treasury and federal agencies.........  $4,004          $1           $0      $4,005
     Collateralized mortgage obligations and
       other mortgage-backed securities......... 816,915       2,927        9,615     810,227
     State and political subdivision securities. 164,608       5,222          933     168,897
     Total securities held-to-maturity..........$985,527      $8,150      $10,548    $983,129

As reflected in the consolidated statements of cash flows, during the first quarter of 1996, the
Registrant sold $860 thousand of securities held-to-maturity.  The decision to sell these securities was based on deterioration in the quality of the asset.
<CAPITON>

     December 31, 1995:
     Collateralized mortgage obligations and
       other mortgage-backed securities.........$680,330      $6,129       $5,932    $680,527
     State and political subdivision securities. 190,612       6,031          879     195,764
     Total securities held-to-maturity..........$870,942     $12,160       $6,811    $876,291

NOTE F:  BUSINESS COMBINATIONS

On January 22, 1996, Old Kent acquired Republic Mortgage Corp. ("Republic"), headquartered in Salt Lake City, Utah, with 19 other offices. The acquisition was treated as a purchase for accounting purposes and, accordingly, results of operations of Republic are included in Old Kent's consolidated results of operations from the date of acquisition. Republic's shareholders were issued Old Kent common stock in exchange for all the outstanding shares of republic. At December 31, 1995, Republic had assets of $39 million and serviced $127 million of residential mortgages for third parties.

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

  RESULTS OF OPERATIONS
  The Registrant's net income was $39,234,000 for the first quarter of 1996 compared to $34,703,000 for the same period in 1995. First quarter earnings per share was $.86, a 13.2% increase over last year's $.76.

  Total assets were $12.2 billion at quarter-end compared to $12.0 billion at December 31, 1995. Return on average equity for the first quarter of
  1996 was 15.35% compared to 15.28% for the first quarter of 1995.   Return
  on assets was 1.31% for the first quarter of 1996 compared to 1.21% for the first quarter of 1995.

  The Registrant's net interest income for the first quarter of 1996 was $118.2 million, a .3% increase over the $117.8 million recorded in the same period of 1995. The increase in net income was due to earning asset growth which offset the impact of a lower net interest margin. For the first quarter of 1996, the net interest margin was 4.34% compared to 4.51% a year ago. The decrease in the net interest margin is primarily due to increased borrowing costs, as the interest costs for paying liabilities rose to a greater extent than the yields of earning assets.

  The provision for credit losses was $6.3 million in the first quarter of 1996 and $4.6 million in the first quarter of 1995. The increase in the provision reflected a higher level of credit risk in the Registrant's credit card portfolio. The allowance for credit losses as a percent of loans and leases outstanding was 2.28% at March 31, 1996 and 2.35% at December 31, 1995. Nonperforming loans as a percent of total loans was .62% at March 31, 1996 and .58% at December 31, 1995. Net credit losses were $5.9 million or .31% of average loans for the first quarter of 1996 compared to $0.8 million or .05% of average loans for the same period a year ago.

  Total other operating income, excluding securities transactions and other nonrecurring income, increased 35% or $13.0 million during the first quarter of 1996 over the same period a year ago. This includes $7.8 million related to our mortgage business. Mortgage banking gains increased $3.4 million, or 141%; mortgage servicing revenue increased $2.3 million, or 61%; and net mortgage origination revenue increased $2.0 million, or 204%. The increase in mortgage originations includes the impact of the Registrant's January acquisition of Republic Mortgage Corporation. Service charges on deposits increased 17.2% or $1.6 million, trust income increased $.7 million or 7.2%. All other service charges and fees increased $3.6 million over the same period a year ago. This increase includes insurance commissions of $2.1 million associated with Guyot, Hicks, Anderson and Associates, an insurance agency acquired in December 1995.

  Nonrecurring and other real-estate owned income of $2.5 million is mainly comprised of gains on sales of other real-estate owned.

     ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION
         AND RESULTS OF OPERATIONS (CONTINUED)

  The Registrant sold approximately $628.4 million of residential mortgage loans during the quarter. The Registrant's residential third party mortgage servicing portfolio increased nearly 60% to $7.2 billion at March 31, 1996, from $4.5 billion a year-ago. The residential third party mortgage servicing portfolio was $6.9 billion at December 31, 1995.

  Total net securities gains for the first quarter of 1996 were $854,000 compared to losses of $137,000 for the same period of 1995.

  Total operating expenses for the first quarter of 1996 increased 7.3% over the same period of 1995. Salaries, wages and employee benefits increased 8.9% for the first quarter of 1996 over the first quarter of 1995. The increase was primarily the result of business acquisitions. The number of full-time equivalent employees increased by 133 (2.5%) over a year-ago to 5,379 at March 31, 1996. During the first quarter of 1996 compared to the same period a year ago, equipment expenses decreased 4.2%, and occupancy
  expenses increased 3.2%.   FDIC expenses decreased 96.5%, due to decreases
  in the rate assessment by the FDIC. Other operating expenses increased $7.7 million, which includes $2.8 million of increased amortization of our mortgage servicing rights and $2.0 million in additional advertising expense. The increase in other operating expense also includes increases resulting from the recent acquisitions of Republic Mortgage Company in February of 1996 and Guyot, Hicks, Anderson and Associates, an insurance agency, in December of 1995.


  BALANCE SHEET CHANGES

  Total loans increased 2.6% or $193 million from year-end 1995. During the first quarter of 1996, commercial loans grew at annualized rate of 17%, a result of continued loan demand in the Registrant's eastern Michigan and Illinois markets. Total securities (excluding securities available-for-sale valuation adjustment) increased $154 million since year-end 1995. Mortgages held-for-sale increased 40% or $109 million and other interest-earning assets decreased 89% or $210 million, since year-end 1995. Total interest-earning assets (excluding securities available-for-sale valuation adjustment) increased 2.2% or $245 million from December 31, 1995.

  Total deposits increased 3.6% or $337 million from year-end 1995. Non-interest bearing deposits decreased 5% or $76 million and interest-bearing deposits increased 5.3% or $413 million. Short-term borrowed funds decreased 14.4% or $189 million from December 31, 1995.


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

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION
         AND RESULTS OF OPERATIONS (CONTINUED)


  At March 31, 1996, shareholders' equity was $1,020 million, compared to $937 million at March 31, 1995. Total equity at March 31, 1996 is reduced by an after-tax unrealized loss of $10 million on securities available-
  for-sale.   Shareholders' equity as a percentage of total assets as of
  March 31, 1995 was 8.38%. The following table represents the Registrant's regulatory capital position as of March 31, 1996.


  Regulatory capital at March 31, 1996
  (in millions)                                      Tier 1        Total
                                       Leverage    Risk-Based    Risk-Based
                                        Ratio        Capital       Capital
   Actual capital                       $941.6       $933.6       $1,146.5
   Required regulatory minimum capital   362.1        358.8          717.6
   Capital in excess of requirements    $579.5       $574.8       $  428.9

   Actual ratio                           7.79%       10.41%         12.78%
   Regulatory minimum ratio               3.00%        4.00%          8.00%
   Ratio considered "well capitalized"
    by regulatory agencies                5.00%        6.00%         10.00%


  The changes in book value per common share are shown in the table below.

  Book value per common share, December 31, 1995      $22.39
  Net income per common share for the three months
     ended March 31, 1996                                .86
  Dividends per common share                            (.32)
  Net change in valuation adjustment of securities
      available-for-sale                                (.29)
  Other changes                                         (.05)
  Book value per common share, March 31, 1996         $22.59

PART II    OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders.
           The registrant's annual meeting of shareholders was held on April 15, 1996. The election of directors and procedural matters were voted upon. All nominees for director were elected by the following votes.

           Election of Directors        Votes Cast
                                           For       Withheld
             Mr. John M. Bissell        38,340,983      172,841
             Mr. William U. Parfet      37,256,081    1,257,653
             Mr. Percy A. Pierre        38,281,946      231,878
             Mr Peter F. Secchia        38,230,525      283,299

           The terms of the office of the following directors continued after the meeting:

                    Mr. John D. Boyles             Mr. Michael J. Jandernoa
                    Mr. Dick DeVos                 Mr. John Keller
                    Mr. James Hackett              Mr. Robert L. Sadler
                    Ms. Erina Hanka                Mr. B.P. Sherwood
                    Mr. Earl D. Holton             Mr. David J. Wagner



Item 6.    Exhibits and Reports on Form 8-K.
           a.)      The following exhibits are filed as part of  this report:

                    Exhibit 11 - Statement Re: Computation of Earnings Per
                                               Share
                    Exhibit 27 - Financial Data Schedules


           b.) The following reports on Form 8-K were filed during the quarter:

                    Date of event          Item         Financial Statements
                    reported             Reported              Filed

                    December 31, 1995            5      Consolidated Condensed
                                                        Statements of Income
                    February 23, 1996            6

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                              OLD KENT FINANCIAL CORPORATION





Date:  May 10, 1996           David J. Wagner
                                 Chairman of the Board, President and
                                 Chief Executive Officer





Date:  May 10, 1996           B. P. Sherwood, III
                                 Vice-Chairman and Treasurer

                      EXHIBIT INDEX







           Exhibit                      Page Number

       11  Statement of Earnings per               15

       27  Financial Data Schedule                 16