Form 10-Q
period 1996-06-30
OLD KENT FINANCIAL CORP /MI/
filed 1996-08-14
CIK 746969

SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C.   20549

                           FORM 10-Q


       X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
           For the quarterly period ended June 30, 1996, or

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

              Yes         X        No


The number of shares outstanding of the registrant's Common stock, par value $1, as of July 31, 1996 was 45,961,165 shares.

                                        INDEX

                      OLD KENT FINANCIAL CORPORATION


PART I.          FINANCIAL INFORMATION

Item 1.          Consolidated Financial Statements (unaudited)

                 Consolidated Balance Sheets as of June 30, 1996
                    and December 31, 1995

                 Consolidated Statements of Income for the three
                     and six months ended June 30, 1996 and 1995

                 Consolidated Statements of Cash Flows for the
                    six months ended June 30, 1996 and 1995

                 Notes to Consolidated Financial Statements

Item 2.          Management's Discussion and Analysis of
                    Financial Condition and Results of Operations


PART II.        OTHER INFORMATION

Item 6.          Exhibits and Reports on Form 8-K





SIGNATURES

OLD KENT FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets (Unaudited)_____________________________________________

                                                               June 30,  December 31,
(dollars in thousands)                                           1996        1995
ASSETS:
Cash and due from banks.................................... $   518,337 $   527,611
Federal funds sold and resale agreements...................     130,525      49,445
Total cash and cash equivalents............................     648,862     577,056
Interest-earning deposits..................................       1,175     175,413
Trading account securities.................................       8,952      11,699
Mortgages held-for-sale....................................     334,251     270,126
Securities available-for-sale:
   Collateralized mortgage obligations and other mortgage-
       backed securities...................................     800,127     874,291
   Other securities........................................   1,214,503   1,371,408
Total securities available-for-sale (amortized cost of
     $2,056,503, and $2,240,517, respectively).............   2,014,630   2,245,699
Securities held-to-maturity:
   Collateralized mortgage obligations and other mortgage-
       backed securities...................................     809,692     680,330
   Other securities........................................     160,694     190,612
Total securities held-to-maturity (market values of
     $960,929 and $876,291, respectively)..................     970,386     870,942

Loans......................................................   7,835,636   7,430,552
Allowance for credit losses................................    (172,487)   (174,248)
Net loans..................................................   7,663,149   7,256,304
Premises and equipment.....................................     167,836     173,903
Other assets...............................................     426,562     421,942
Total Assets............................................... $12,235,803 $12,003,084



LIABILITIES AND SHAREHOLDERS' EQUITY:
Liabilities:
Deposits:
   Non-interest bearing.................................... $ 1,452,403 $ 1,506,149
   Interest-bearing........................................   8,354,080   7,769,672
   Foreign deposits -- interest-bearing....................      16,666      81,545
     Total deposits........................................   9,823,149   9,357,366
Other borrowed funds.......................................   1,096,771   1,307,617
Subordinated debt..........................................     100,000     100,000
Other liabilities..........................................     209,414     222,165
Total Liabilities.......................................... $11,229,334 $10,987,148

Shareholders' Equity:
Preferred stock: 25,000,000 shares authorized and unissued.          --          --
Common stock, $1 par value: 150,000,000 shares authorized;
  46,908,977 and 45,383,122 shares issued and outstanding . $    46,909 $    45,383
Capital surplus............................................     255,895     200,101
Retained earnings..........................................     730,882     767,085
Valuation adjustment of securities available-for-sale......     (27,217)      3,367
Total Shareholders' Equity.................................   1,006,469   1,015,936

Total Liabilities and  Shareholders' Equity................ $12,235,803 $12,003,084

See accompanying notes to consolidated financial statements.

OLD KENT FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Income (Unaudited)___________________________________________________
                                                         For the Three Months   For the Six Months
                                                            Ended June 30,         Ended June 30,
(in thousands, except per share data)                       1996       1995        1996       1995
Interest Income:
  Interest and fees on loans............................$177,821   $169,452    $347,612   $325,793
  Interest on mortgages held-for-sale...................   6,951      4,110      12,949      6,797
  Interest on securities available-for-sale.............  32,621     16,271      68,463     39,104
  Interest on securities held-to-maturity:
    Taxable.............................................  14,305     29,108      28,281     59,658
    Tax-exempt..........................................   2,331      3,250       4,891      6,522
  Interest on deposits..................................      31        216         287        422
  Interest on federal funds sold and resale agreements..   1,455      6,236       2,095      8,934
  Interest on trading account securities................     130        620         218        948
  Total interest income................................. 235,645    229,263     464,796    448,178

Interest Expense:
  Interest on domestic deposits.........................  93,857     87,396     185,181    167,092
  Interest on foreign deposits..........................     668      4,905       1,908     10,050
  Interest on other borrowed funds......................  14,449     17,986      31,158     34,218
  Interest on subordinated debt.........................   1,694         27       3,406         55
  Total interest expense................................ 110,668    110,314     221,653    211,415

Net Interest Income..................................... 124,977    118,949     243,143    236,763

Provision for credit losses.............................   9,723      5,991      15,975     10,558
  Net interest income after provision
    for credit losses................................... 115,254    112,958     227,168    226,205

Other Income:
  Mortgage banking revenue (net)........................  12,005      6,685      22,825     12,857
  Service charges on deposit accounts...................  11,277     10,144      22,001     19,292
  Trust income..........................................  11,260     10,638      22,328     20,964
  Credit card transaction revenue - net.................   2,337      2,362       4,104      4,845
  Securities gains/(losses).............................     335        (30)      1,189       (167)
  Nonrecurring and other real estate owned income.......   1,332      2,153       3,829      2,202
  Other.................................................  12,473      7,819      23,788     15,579
  Total other income....................................  51,019     39,771     100,064     75,572

Other Expenses:
  Salaries and employee benefits........................  50,507     45,617     101,701     92,636
  Advertising and promotion.............................  12,646      2,950      16,894      5,214
  Occupancy expense.....................................   7,540      6,569      15,000     13,795
  Equipment expense.....................................   6,202      6,043      11,949     12,039
  FDIC Insurance........................................     306      5,150         487     10,299
  Restructuring charges.................................      --      1,275          --      1,275
  Nonrecurring and other real estate owned expense......     296        102         587        102
  Other expenses........................................  32,477     28,398      64,702     58,079
  Total other expenses.................................. 109,974     96,104     211,320    193,439

Income Before Income Taxes..............................  56,299     56,625     115,912    108,338
  Income taxes..........................................  18,738     19,232      39,117     36,242
Net Income..............................................$ 37,561   $ 37,393     $76,795    $72,096

Per Common Share:
  Net income............................................   $0.79      $0.78       $1.61      $1.50
  Dividends.............................................  $0.305     $0.281      $0.610     $0.562

Number of Common Shares Used to Calculate
  Net Income Per Share (in thousands)...................  47,563     47,791      47,737     47,904


See accompanying notes to consolidated financial statements.

OLD KENT FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
Six months ended June 30 (in thousands)                                           1996         1995
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income..............................................................$     76,795 $     72,096
  Adjustments to reconcile net income
      to net cash provided by operating activities:
          Provision for credit losses.....................................      15,975       10,558
          Depreciation, amortization and accretion........................      29,512       19,506
          Net gains on sales of assets....................................     (20,035)      (4,617)
          Net decrease in trading account securities......................       3,972        8,657
          Originations and acquisitions of mortgages held-for-sale........  (1,577,958)    (878,124)
          Proceeds from sales and prepayments of mortgages held-for-sale..   1,528,492      746,231
          Net change in other assets......................................     (12,474)     (32,367)
          Net change in other liabilities.................................       8,562       72,755
  Net cash provided by operating activities...............................      52,841       14,695

CASH FLOWS FROM INVESTING ACTIVITIES:
  Maturities and prepayments of securities available-for-sale.............     261,036      212,718
  Proceeds from sales of securities available-for-sale....................   1,399,539      997,940
  Purchases of securities available-for-sale..............................  (1,526,434)    (492,054)
  Proceeds from maturities and prepayments of securities held-to-maturity.      63,118      183,800
  Proceeds from sales of securities held-to-maturity......................         860           -
  Purchases of securities held-to-maturity................................    (167,644)     (22,910)
  Net change in interest-earning deposits.................................     174,238        4,355
  Net increase in loans...................................................    (457,023)    (639,475)
  Purchases of leasehold improvements, premises and equipment, net........      (6,708)     (12,778)
  Sale of subsidiary (net of cash sold)...................................       7,123          -
  Net cash (used for) provided by investing activities....................    (251,895)     231,596

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in time deposits...............................................     687,895      316,376
  Change in demand and savings deposits...................................    (139,410)    (320,168)
  (Decrease) increase in other borrowed funds.............................    (207,298)     290,854
  Repurchases of common stock.............................................     (46,023)      (8,305)
  Proceeds from common stock issuances....................................       4,681        2,483
  Dividends paid to shareholders..........................................     (28,985)     (26,766)
  Net cash provided by financing activities...............................     270,860      254,474
  Net change in cash and cash equivalents.................................      71,806      500,765
  Cash and cash equivalents at beginning of year..........................     577,056      515,008
  Cash and cash equivalents at June 30....................................$    648,862 $  1,015,773

  Supplemental disclosures of cash flow information:
    Interest paid on deposits, other borrowed funds and
      subordinate debt....................................................$    225,283 $    190,389
    Federal income taxes paid.............................................      41,775       40,603
  Significant non-cash transactions:
  Stock Dividends Issued..................................................      84,013          -
  Stock issued to acquire business........................................       8,431       35,559

  See accompanying notes to consolidated financial statements.

OLD KENT FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 1996

NOTE A:  BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments
(consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1996, are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation's annual report on Form 10-K for the year ended December 31, 1995.

Certain reclassifications have been made to prior periods' financial statements to place them on a basis comparable with the current periods' financial statements.

NOTE B:  LOANS AND NONPERFORMING ASSETS
The following summarizes loans and nonperforming assets at the dates indicated (dollars in thousands):

                                                     June 30, December 31,
    Loans:                                               1996        1995
    Commercial.................................... $2,248,710  $2,008,582
    Real estate  - Commercial.....................  1,625,787   1,627,154
    Real estate  - Construction...................    339,851     267,363
    Real estate  - Residential mortgages..........    805,832     832,214
    Real estate  - Consumer home equity ..........    675,808     623,659
    Consumer......................................  1,579,260   1,551,828
    Credit card loans.............................    356,349     323,592
    Lease financing...............................    204,039     196,160
    Total Loans................................... $7,835,636  $7,430,552


                                                     June 30, December 31,
    Nonperforming assets:                                1996        1995
    Nonaccrual loans .............................    $39,748     $40,173
    Restructured loans............................      2,706       3,075
      Impaired loans..............................     42,454      43,248
    Other real estate owned.......................      6,242      11,287
    Total nonperforming assets....................    $48,696     $54,535

OLD KENT FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued (Unaudited)
June 30, 1996

NOTE C:  ALLOWANCE FOR CREDIT LOSSES AND NET CHARGE-OFFS
The following summarizes the changes in the allowance for credit losses, and net charge-offs (in thousands of dollars):

                                                            For the Six Months
                                                               ended June 30,
    Allowance for Credit Losses                               1996        1995
    Balance at January  1,..............................  $174,248    $167,253
    Changes in allowance due to (sold) purchased loans..    (1,140)        199
    Provision for credit losses.........................    15,975      10,558
    Gross loans charged-off.............................   (22,759)     (9,520)
    Gross recoveries of loans previously charged-off....     6,163       6,861
    Balance at end of period,...........................  $172,487    $175,351

                                                            For the Six Months
                                                               ended June 30,
    Net Loan Charge-Offs                                      1996        1995
    Commercial Loans & Commercial Real Estate...........   ($2,406)    ($1,978)
    Consumer............................................     5,006       2,917
    Credit Card.........................................     7,971       1,178
    Residential Mortgages...............................        57         203
    Leases..............................................     5,968         339
    Total Net Charge-Offs...............................   $16,596      $2,659


NOTE D:  SECURITIES AVAILABLE-FOR-SALE
 The following summarizes amortized costs and estimated market values of securities available-for-sale at the dates indicated (in thousands of dollars):

                                                                                         Carrying
                                                                  Gross        Gross      Value
                                                    Amortized  Unrealized  Unrealized   at Market
    June 30, 1996:                                     Cost       Gains      Losses       Value
    U.S. Treasury and federal agency securities..  $1,181,894     $ 2,226     $28,774  $1,155,346
    Collateralized mortgage obligations and
      other mortgage-backed securities...........     815,452         158      15,483     800,127
    Other securities.............................      59,157           0           0      59,157
    Total securities available-for-sale..........  $2,056,503     $ 2,384     $44,257  $2,014,630

    December 31, 1995:
    U.S. Treasury and federal agency securities..  $1,304,855     $10,503     $ 2,930 $1,312,428
    Collateralized mortgage obligations and
      other mortgage-backed securities...........     877,288       6,990       9,987    874,291
    Other securities.............................      58,374         606           0     58,980
    Total securities available-for-sale..........  $2,240,517     $18,099     $12,917 $2,245,699

OLD KENT FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued (Unaudited)
June 30, 1996

NOTE E:  SECURITIES HELD-TO-MATURITY
The following summarizes amortized costs and estimated market values of securities held-to-maturity at the dates indicated (in thousands of dollars):

                                                                Gross       Gross
                                                  Amortized  Unrealized  Unrealized    Market
    June 30, 1996:                                   Cost       Gains      Losses      Value
    U.S. Treasury and federal agencies...........  $  4,003     $     0     $    46   $  3,957
    Collateralized mortgage obligations and
      other mortgage-backed securities...........   809,692       1,367      13,590    797,469
    State and political subdivision securities...   156,691       4,113       1,301    159,503
    Total securities held-to-maturity............  $970,386     $ 5,480     $14,937   $960,929

    December 31, 1995:
    Collateralized mortgage obligations and
      other mortgage-backed securities...........  $680,330     $ 6,129     $ 5,932   $680,527
    State and political subdivision securities...   190,612       6,031         879    195,764
    Total securities held-to-maturity............  $870,942     $12,160     $ 6,811   $876,291

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

On June 4, 1996, Old Kent signed a letter of intent to acquire Seaway Financial Corporation, a bank holding company with assets of approximately $350 million headquartered in Saint Clair, Michigan. Seaway Financial is the parent company of The Commercial and Savings Bank of Saint Clair County, and The Algonac Savings Bank. Seaway provides banking services through fourteen offices in Saint Clair County. The merger is subject to execution of a definitive agreement and shareholder and regulatory approval and is expected to be completed during the fourth quarter of 1996, or the first quarter of 1997.

On August 1, 1996, Old Kent acquired National Pacific Mortgage Corporation ("NPMC"), a mortgage company headquartered in Anaheim, California, with 17 branch offices in California and Oregon, for cash and other consideration. At June 30, 1996, NPMC had assets of approximately $100 million and a servicing portfolio of $1.6 billion.

OLD KENT FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued (Unaudited)
June 30, 1996

NOTE G:  SHAREHOLDERS' EQUITY

On June 17, 1996, the Board of Directors of Old Kent Financial Corporation declared a 5% stock dividend, payable on July 25, 1996, to shareholders of record on June 25, 1996. All per share amounts included in this report have been retroactively adjusted to reflect this dividend.

At the same meeting, the Board of Directors authorized the repurchase of up to
2.5 million shares of Old Kent Common Stock which would be reserved for later reissue in connection with future stock dividends, employee benefit plans and other corporate purposes. The directors also authorized the purchase of Old Kent Common Stock intended for use in the acquisition of Seaway Financial Corporation. Based on recent market values, approximately two million shares could be purchased under this authorization. As of July 30, 1996, approximately 325,000 shares of Old Kent Common Stock had been purchased under these authorizations.

NOTE H:  MORTGAGE BANKING REVENUE (NET)
The following summarizes net mortgage banking revenues:

                                                                               For the Six Months
                                                                                 ended June 30,
    Net Mortgage Banking Revenue:                                                1996        1995
    Gross mortgage servicing revenue .....................................    $10,779     $ 6,622
      Less: amortization of mortgage servicing rights & direct costs......     (7,986)     (2,337)
    Net servicing revenue.................................................      2,793       4,285
    Mortgage banking gains (net)..........................................     13,174       5,891
    Mortgage originations and processing fees (net of direct cost)........      6,858       2,681
      Total net mortgage banking revenue..................................    $22,825     $12,857


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of certain significant factors which have affected the Registrant's financial condition and results of operations during the periods covered by the consolidated financial statements included in this filing. The Registrant's form 10-Q for the quarterly period ended March 31, 1996, is herein incorporated by reference.

RESULTS OF OPERATIONS
The Registrant's net income was $37,561,000 for the second quarter of 1996 compared to $37,393,000 for the same period in 1995. Second quarter net income per share for 1996 was $.79, a 1.3% increase over last year's $.78. For the six month period ended June 30, 1996, net income was $76,795,000 compared to $72,096,000 a year ago and earnings per share was $1.61, a 7.3% increase over last year's $1.50.

Total assets were $12.2 billion at quarter-end compared to total assets of $11.9 billion at June 30, 1995. Return on average equity for the second quarter of 1996 was 14.91% compared to 15.77% for the second quarter of 1995. Return on assets was 1.24% for the second quarter of 1996 compared to 1.28% for the second quarter of 1995.

The Registrant's net interest income for the second quarter of 1996 was $125.0 million, a 5.1% increase over the $118.9 million recorded in the same period of 1995. The increase was primarily the result of a higher net interest margin of 4.48% for the second quarter of 1996 compared to 4.43% for the second quarter of 1995. The improved net interest margin primarily reflects a decrease in the Registrant's borrowing costs. Also, loans, which tend to yield higher interest, represented a greater portion of total interest-earning assets in 1996.

The provision for credit losses was $9.7 million for the second quarter of 1996 and $6.0 million for the second quarter of 1995. The allowance for credit losses as a percent of loans and leases outstanding was 2.20% at June 30, 1996, and 2.34% at June 30, 1995. Impaired loans as a percent of total loans was
 .54% at June 30, 1996, and .58% at June 30, 1995. Net credit losses were $10.7 million or .55% of average loans for the second quarter of 1996 compared to $1.8 million or .10% of average loans for the same period a year ago. The increase credit loss provision was related to higher loss experience within the Registrant's credit card and lease portfolios.

Total other operating income, excluding security transactions and nonrecurring items, increased 31.1% to $49.4 million during the second quarter of 1996 over the same period a year ago. Mortgage banking revenue increased $5.3 million or 79.6% during the second quarter of 1996 over the same period a year ago. This increase includes the effect of Republic Mortgage Corp., which was acquired in January, 1996. Service charges on deposits increased 11.2% or $1.1 million, trust income increased 5.8% and all other income increased $4.7 million or 59.5% over the year ago quarter. The increase in other income includes insurance commissions of $2.3 million associated with Guyot, Hicks, Anderson and Associates, an insurance agency acquired in December 1995.

Non-recurring income of $1.3 million in the second quarter of 1996 was attributable to gains on sale of other real estate owned. The second quarter of 1995 included non-recurring income from gains on sale of other real estate owned of approximately $0.9 million, and other recoveries of approximately $1.2 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Total net securities gains for the second quarter of 1996 were $335,000 compared to net losses of $30,000 for the same period of 1995.

Total operating expenses for the second quarter of 1996 increased 14.4% over the same period of 1995. Salaries, wages and employee benefits increased
10.7% for the second quarter of 1996 over the second quarter of 1995. The increase was primarily the result of business acquisitions. The number of full-time equivalent employees increased by 67 over a year-ago to 5,310 at June 30, 1996. During the second quarter, advertising and promotion expenses increased $9.7 million compared to the same period a year ago. Of this increase, $7.1 million was attributable to an enhanced allowance for the redemption reserve associated with the Registrant's widely accepted "Cardmiles" program, a credit card product enhancement. During the second quarter of 1996, compared to the same period a year ago, occupancy expense increased 14.8% and equipment expense increased 2.5%. FDIC expenses decreased 94.1%, due to a decrease in the rate assessment by the FDIC. Other operating expenses increased 14.4%. The increase in operating expenses includes the increases resulting from the recent acquisitions of Republic Mortgage Company in January 1996, and Guyot, Hicks, Anderson and Associates, an insurance agency, in December of 1995.


BALANCE SHEET CHANGES

For the first half of 1996, total loans grew at an annualized rate of 10.9% or $405 million, and commercial loans grew at an annualized rate of 15.6% or $319 million. The growth in commercial loans is primarily a result of increased efforts in the Registrant's eastern Michigan, and Illinois markets. Total securities (at amortized cost) decreased $84 million since year-end 1995. This decrease reflected the use of liquidity in the securities portfolio to fund loan growth. Mortgages held-for-sale increased 23.7% or $64 million and other interest earning assets decreased 40.5% or $96 million, since year end 1995. Total interest-earning assets (at amortized cost) increased 2.6% or $289 million from December 31, 1995. Total deposits increased $466 million or 5.0% from year-end 1995. Non-interest bearing deposits decreased 3.6% or $54 million and interest-bearing deposits increased 6.6% or $520 million. Short-term borrowed funds decreased 16.1% or $211 million from December 31, 1995.


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


At June 30, 1996, shareholders' equity was $1,006 million, compared to $974 million at June 30, 1995, an increase of $32 million, or 3.4%. Total equity at June 30, 1996, was reduced by an after-tax unrealized loss of $27 million on securities available-for-sale. Shareholders' equity as a percentage of total assets as of June 30, 1996, was 8.23%. The following table represents the Registrant's consolidated regulatory capital position as of June 30, 1996.


Regulatory capital at June 30, 1996
(in millions)
                                                Tier 1      Total
                                     Leverage  Risk-Based Risk-Based
                                      Ratio     Capital     Capital
Actual capital                        $947.5     $939.9    $1,153.2
Required regulatory minimum capital    364.4      360.0       720.2
Capital in excess of requirements     $583.1     $579.9    $  433.0

Actual ratio                           7.77%      10.44%      12.81%
Regulatory Minimum Ratio               3.00%       4.00%       8.00%
Ratio considered "well capitalized"
  by regulatory agencies               5.00%       6.00%      10.00%





The changes in total shareholders' equity and book value per common share are shown in the table below.

                                         Total Share-
                                         holders' Equity     Book Value Per
                                         (in millions)        Common Share
Balance, December 31, 1995                  $1,015.9             $21.32
Net income for the six months
     ended June 30, 1996                        76.8               1.61
Dividends paid                                 (29.0)              (.61)
Net change in valuation
     adjustment of securities
     available-for-sale                        (30.6)              (.64)
Stock repurchases (net of stock issued)        (30.2)              (.30)
Other changes                                    3.6                .08
Balance, June 30, 1996                      $1,006.5             $21.46

PART II    OTHER INFORMATION





Item 6.    Exhibits and Reports on Form 8-K.
           a.)      The following exhibits are filed as part of  this report:

                    Exhibit 11 - Statement Re: Computation of Earnings Per Share
                    Exhibit 27 - Financial Data Schedules


           b.) No reports on Form 8-K were filed during the quarter for which this report is filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                              OLD KENT FINANCIAL CORPORATION





Date:  August 14, 1996        David J. Wagner
                                 Chairman of the Board, President and
                                 Chief Executive Officer





Date:  August 14, 1996        B. P. Sherwood, III
                                 Vice Chairman and Treasurer

                      EXHIBIT INDEX







           Exhibit                      Page Number

       11  Statement of Earnings per               15

       27  Financial Data Schedule                 16