Form 10-Q
period 1996-09-30
OLD KENT FINANCIAL CORP /MI/
filed 1996-11-13
CIK 746969

SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C.   20549

                           FORM 10-Q


       X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
           For the quarterly period ended September 30, 1996, or

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

              Yes         X        No


The number of shares outstanding of the registrant's Common stock, par value $1, as of October 31, 1996 was 45,156,010 shares.

                                        INDEX

                      OLD KENT FINANCIAL CORPORATION


PART I.          FINANCIAL INFORMATION

Item 1.          Consolidated Financial Statements (unaudited)

                 Consolidated Balance Sheets as of September 30, 1996
                    and December 31, 1995

                 Consolidated Statements of Income for the three
                     and nine months ended September 30, 1996 and 1995

                 Consolidated Statements of Cash Flows for the
                    nine months ended September 30, 1996 and 1995

                 Notes to Consolidated Financial Statements

Item 2.          Management's Discussion and Analysis of
                    Financial Condition and Results of Operations


PART II.        OTHER INFORMATION

Item 6.          Exhibits and Reports on Form 8-K





SIGNATURES

OLD KENT FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets (Unaudited)____________________________________________________________

                                                                    September 30,    December 31,
(dollars in thousands)                                                     1996            1995
ASSETS:
Cash and due from banks..........................................     $   541,047     $   527,611
Federal funds sold and resale agreements.........................          24,111          49,445
Total cash and cash equivalents..................................         565,158         577,056
Interest-earning deposits........................................             589         175,413
Trading account securities.......................................           5,403          11,699
Mortgages held-for-sale..........................................         393,096         270,126
Securities available-for-sale:
   Collateralized mortgage obligations and other mortgage-backed
       securities................................................         748,512         874,291
   Other securities..............................................       1,324,644       1,371,408
Total securities available-for-sale (amortized cost of
     $2,100,818, and $2,240,517, respectively)...................       2,073,156       2,245,699
Securities held-to-maturity:
   Collateralized mortgage obligations and other mortgage-backed
       securities................................................         792,380         680,330
   Other securities..............................................         161,898         190,612
Total securities held-to-maturity (market values of
     $957,636 and $876,291, respectively)........................         954,278         870,942

Loans............................................................       8,035,627       7,430,552
Allowance for credit losses......................................        (170,668)       (174,248)
Net loans........................................................       7,864,959       7,256,304
Premises and equipment...........................................         170,218         173,903
Other assets.....................................................         439,716         421,942
Total Assets.....................................................     $12,466,573     $12,003,084



LIABILITIES AND SHAREHOLDERS' EQUITY:
Liabilities:
Deposits:
   Non-interest bearing..........................................     $ 1,474,947     $ 1,506,149
   Interest-bearing..............................................       8,466,819       7,769,672
   Foreign deposits -- interest-bearing..........................          33,663          81,545
     Total deposits..............................................       9,975,429       9,357,366
Other borrowed funds.............................................       1,185,429       1,307,617
Subordinated debt................................................         100,000         100,000
Other liabilities................................................         217,366         222,165
Total Liabilities................................................     $11,478,224     $10,987,148

Shareholders' Equity:
Preferred stock: 25,000,000 shares authorized and unissued.......              --              --
Common stock, $1 par value: 150,000,000 shares authorized;
  45,584,622 and 45,383,122 shares issued and outstanding .......     $    45,585     $    45,383
Capital surplus..................................................         204,115         200,101
Retained earnings................................................         756,629         767,085
Valuation adjustment of securities available-for-sale............         (17,980)          3,367
Total Shareholders' Equity.......................................         988,349       1,015,936

Total Liabilities and  Shareholders' Equity......................     $12,466,573     $12,003,084

See accompanying notes to consolidated financial statements.

OLD KENT FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Income (Unaudited)___________________________________________________
                                                        For the Three Months   For the Nine Months
                                                        Ended September 30,    Ended September 30,
(in thousands, except per share data)                      1996       1995        1996       1995
Interest Income:
  Interest and fees on loans............................$182,699   $170,586    $530,311   $496,379
  Interest on mortgages held-for-sale...................   6,804      6,354      19,753     13,151
  Interest on securities available-for-sale.............  32,375     16,166     100,838     55,270
  Interest on securities held-to-maturity:
    Taxable.............................................  14,436     30,391      42,717     90,049
    Tax-exempt..........................................   2,246      3,042       7,137      9,564
  Interest on deposits..................................      11        733         298      1,155
  Interest on federal funds sold and resale agreements..   1,758      3,510       3,853     12,444
  Interest on trading account securities................     138        126         356      1,074
  Total interest income................................. 240,467    230,908     705,263    679,086

Interest Expense:
  Interest on domestic deposits.........................  96,848     89,745     282,029    256,837
  Interest on foreign deposits..........................     351      2,637       2,259     12,687
  Interest on other borrowed funds......................  15,665     18,146      46,823     52,419
  Interest on subordinated debt.........................   1,634       --         5,040       --
  Total interest expense................................ 114,498    110,528     336,151    321,943

Net Interest Income..................................... 125,969    120,380     369,112    357,143

Provision for credit losses.............................   9,168      6,073      25,143     16,631
  Net interest income after provision
    for credit losses................................... 116,801    114,307     343,969    340,512

Other Income:
  Mortgage banking revenue (net)........................  15,474     12,102      38,299     24,959
  Service charges on deposit accounts...................  11,731     10,331      33,732     29,623
  Trust income..........................................  11,408     11,185      33,736     32,149
  Credit card transaction revenue - net.................   3,107      2,547       7,211      7,392
  Securities gains/(losses).............................    (391)        28         798       (139)
  Nonrecurring and other real estate owned income.......     236          0       4,065      2,202
  Other.................................................  10,996      7,564      34,784     23,143
  Total other income....................................  52,561     43,757     152,625    119,329

Other Expenses:
  Salaries and employee benefits........................  53,372     47,361     155,073    139,997
  Occupancy expense.....................................   7,295      7,334      22,295     21,129
  Equipment expense.....................................   6,154      6,106      18,103     18,145
  Advertising and promotion.............................   5,749      2,182      22,643      7,396
  Amortization of goodwill and intangibles..............   2,497      2,966       7,382      8,892
  FDIC Insurance........................................   1,867       (256)      2,354     10,043
  Restructuring charges.................................    --        4,972        --        6,247
  Nonrecurring and other real estate owned expense......     153         44         740        146
  Other expenses........................................  31,877     29,575      91,694     81,728
  Total other expenses.................................. 108,964    100,284     320,284    293,723

Income Before Income Taxes..............................  60,398     57,780     176,310    166,118
  Income taxes..........................................  20,101     19,464      59,218     55,706
Net Income..............................................$ 40,297   $ 38,316    $117,092   $110,412

Per Common Share:
  Net income............................................   $0.87      $0.80       $2.48      $2.30
  Dividends.............................................  $0.320     $0.295      $0.930     $0.857

Number of Common Shares Used to Calculate
  Net Income Per Share (in thousands)...................  46,325     47,954      47,267     47,904

See accompanying notes to consolidated financial statements.

OLD KENT FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
Nine months ended September 30 (in thousands)                                    1996         1995
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income.............................................................. $   117,092  $   110,412
  Adjustments to reconcile net income
      to net cash provided by operating activities:
          Provision for credit losses.....................................      25,143       16,631
          Depreciation, amortization and accretion........................      44,131       32,075
          Net gains on sales of assets....................................     (29,513)       1,878
          Net decrease in trading account securities......................       7,994        6,172
          Originations and acquisitions of mortgages held-for-sale........  (2,282,154)  (1,489,953)
          Proceeds from sales and prepayments of mortgages held-for-sale..   2,293,533    1,341,311
          Net change in other assets......................................       3,091      (45,285)
          Net change in other liabilities.................................      (2,153)      47,877
  Net cash provided by operating activities...............................     177,164       21,118

CASH FLOWS FROM INVESTING ACTIVITIES:
  Maturities and prepayments of securities available-for-sale.............     318,155      298,559
  Proceeds from sales of securities available-for-sale....................   2,317,064    1,240,313
  Purchases of securities available-for-sale..............................  (2,546,535)  (1,159,293)
  Proceeds from maturities and prepayments of securities held-to-maturity.     117,751      243,860
  Proceeds from sales of securities held-to-maturity......................         860           -
  Purchases of securities held-to-maturity................................    (206,256)    (329,386)
  Net change in interest-earning deposits.................................     174,824      (30,771)
  Net proceeds from sale of loans.........................................          -       242,127
  Net increase in loans...................................................    (668,001)    (551,014)
  Purchases of leasehold improvements, premises and equipment, net........     (14,298)     (21,399)
  Purchase of business (net of cash acquired).............................     (23,598)         -
  Sale of subsidiary (net of cash sold)...................................       7,123          -
  Net cash used for investing activities..................................    (522,911)     (67,004)


CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in time deposits...............................................     818,883       28,674
  Change in demand and savings deposits...................................    (118,118)    (115,114)
  Change in other borrowed funds..........................................    (228,537)     234,897
  Repurchases of common stock.............................................    (102,992)     (12,500)
  Proceeds from common stock issuances....................................       8,326        4,941
  Dividends paid to shareholders..........................................     (43,713)     (40,851)
  Net cash provided by financing activities...............................     333,849      100,047

  Net change in cash and cash equivalents.................................     (11,898)      54,161
  Cash and cash equivalents at beginning of year..........................     577,056      515,008
  Cash and cash equivalents at September 30............................... $   565,158  $   569,169


  Supplemental disclosures of cash flow information:
    Interest paid on deposits, other borrowed funds and
      subordinate debt.................................................... $   336,974 $    313,204
    Federal income taxes paid.............................................      61,658       52,016
  Significant non-cash transactions:
    Stock dividends issued................................................      83,834       71,651
    Stock issued to acquire business......................................       8,431           -

See accompanying notes to consolidated financial statements.

OLD KENT FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 1996

NOTE A:  BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1996, are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation's annual report on Form 10-K for the year ended December 31, 1995.

Certain reclassifications have been made to prior periods' financial statements to place them on a basis comparable with the current periods' financial statements.

NOTE B:  LOANS AND NONPERFORMING ASSETS
The following summarizes loans and nonperforming assets at the dates indicated (dollars in thousands):

                                                    September 30, December 31,
    Loans:                                                   1996         1995
    Commercial........................................ $2,285,073   $2,008,582
    Real estate  - Commercial.........................  1,617,388    1,627,154
    Real estate  - Construction.......................    381,417      267,363
    Real estate  - Residential mortgages..............    865,492      832,214
    Real estate  - Consumer home equity ..............    712,105      623,659
    Consumer..........................................  1,614,059    1,551,828
    Credit card loans.................................    358,081      323,592
    Lease financing...................................    202,012      196,160
    Total Loans....................................... $8,035,627   $7,430,552


                                                    September 30, December 31,
    Nonperforming assets:                                    1996         1995
    Nonaccrual loans .................................    $42,272      $40,173
    Restructured loans................................        785        3,075
      Impaired loans..................................     43,057       43,248
    Other real estate owned...........................      6,163       11,287
    Total nonperforming assets........................    $49,220      $54,535

    Loans past due 90 days or more....................    $35,336      $21,606

Additionally, at September 30, 1996, the Corporation's managment has identified loans totalling approximately $12 million as potential problem loans. These loans are not included as nonperforming assets in the table above. While these loans were in compliance with repayment terms at September 30, 1996, other circumstances caused management to seriously doubt the ability of the borrowers to continue to remain in compliance with existing loan repayment terms.

OLD KENT FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued (Unaudited) September 30, 1996

NOTE C:  ALLOWANCE FOR CREDIT LOSSES AND NET CHARGE-OFFS
The following summarizes the changes in the allowance for credit losses, and net charge-offs (in thousands of dollars):


                                                           For the Nine Months
                                                           ended September 30,
    Allowance for Credit Losses                             1996        1995
    Balance at January 1,..............................   $174,248    $167,253
    Changes in allowance due to (sold) purchased loans.     (1,141)     (1,504)
    Provision for credit losses........................     25,143      16,631
    Gross loans charged-off............................    (36,005)    (15,693)
    Gross recoveries of loans previously charged-off...      8,423       9,124
    Balance at end of period,..........................   $170,668    $175,811

                                                           For the Nine Months
                                                           ended September 30,
    Net Loan Charge-Offs                                    1996        1995
    Commercial Loans & Commercial Real Estate..........      ($359)    ($1,430)
    Consumer...........................................      8,252       5,027
    Credit Card........................................     12,244       2,297
    Residential Mortgages..............................         (3)         53
    Leases.............................................      7,448         622
    Total Net Charge-Offs..............................    $27,582      $6,569

NOTE D:  SECURITIES AVAILABLE-FOR-SALE
 The following summarizes amortized costs and estimated market values of securities available-for-sale at the dates indicated (in thousands of dollars):

                                                                                            Carrying
                                                                       Gross       Gross      Value
                                                         Amortized  Unrealized  Unrealized  at Market
    September 30, 1996:                                     Cost       Gains      Losses      Value
    U.S. Treasury and federal agency securities.        $1,285,887    $   172     $22,733  $1,263,326
    Collateralized mortgage obligations:
         U.S. Government issued.................           468,689        833       4,341     465,181
         Privately issued.......................           193,095        127          67     193,155
    Mortgage-backed pass-through securities.....            91,829        114       1,767      90,176
    Other securities............................            61,318          0           0      61,318
    Total securities available-for-sale.........        $2,100,818    $ 1,246     $28,908  $2,073,156

    December 31, 1995:
    U.S. Treasury and federal agency securities.        $1,304,855    $10,503     $ 2,930  $1,312,428
    Collateralized mortgage obligations:
         U.S. Government issued.................           710,255      5,252       9,678     705,829
         Privately issued.......................             4,539         29          40       4,528
    Mortgage-backed pass-through securities.....           162,494      1,709         269     163,934
    Other securities............................            58,374        606           0      58,980
    Total securities available-for-sale.........        $2,240,517    $18,099     $12,917  $2,245,699

OLD KENT FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued (Unaudited) September 30, 1996

NOTE E:  SECURITIES HELD-TO-MATURITY
The following summarizes amortized costs and estimated market values of securities held-to-maturity at the dates indicated (in thousands of dollars):


                                                                       Gross       Gross
                                                         Amortized  Unrealized  Unrealized     Market
    September 30, 1996:                                     Cost       Gains      Losses       Value
    U.S. Treasury and federal agency securities.          $  6,085    $     1     $   22     $  6,064
    Collateralized mortgage obligations:
         U.S. Government issued.................           493,021      3,105      4,364      491,762
         Privately issued.......................           165,883         37        240      165,680
    Mortgage-backed pass-through securities.....           133,476      2,029        604      134,901
    State and political subdivisions............           155,813      4,214        798      159,229
    Total securities held-to-maturity...........          $954,278    $ 9,386     $6,028     $957,636

    December 31, 1995:
    Collateralized mortgage obligations:
         U.S. Government issued.................          $456,758    $ 2,963     $5,306     $454,415
         Privately issued.......................            95,843        227        390       95,680
    Mortgage-backed pass-through securities.....           127,729      2,939        236      130,432
    State and political subdivision securities..           190,612      6,031        879      195,764
    Total securities held-to-maturity...........          $870,942    $12,160     $6,811     $876,291

As reflected in the consolidated statements of cash flows, during the first quarter of 1996, the Registrant sold $860 thousand of securities held-to-maturity. These securities were acquired in a business combination and sold due to a post-combination determination that they did not conform to Old Kent investment policy.

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

On August 21, 1996, Old Kent signed an agreement to acquire Seaway Financial Corporation (Seaway), a bank holding company with assets of approximately $350 million headquartered in Saint Clair, Michigan. Seaway is the parent company of The Commercial and Savings Bank of Saint Clair County, and The Algonac Savings Bank. Seaway provides banking services through fourteen offices in Saint Clair County. The merger is subject to shareholder and regulatory approval and is expected to be completed during the fourth quarter of 1996, or the first quarter of 1997.

On August 1, 1996, Old Kent acquired National Pacific Mortgage Corporation ("NPMC"), a mortgage company headquartered in Anaheim, California, with 17 branch offices in California and Oregon, for approximately $29 million in cash and other consideration. When acquired, NPMC had assets of approximately
$150 million and a servicing portfolio of approximately $1.8 billion. The acquisition was treated as a purchase for accounting purposes and, accordingly, results of operations of NPMC are included in Old Kent's consolidated results of operations from the date of acquisition.

OLD KENT FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued (Unaudited) September 30, 1996

NOTE G:  SHAREHOLDERS' EQUITY

On June 17, 1996, the Board of Directors of Old Kent Financial Corporation declared a 5% stock dividend, which was paid on July 25, 1996, to shareholders of record on June 25, 1996. All per share amounts included in this report have been retroactively adjusted to reflect this dividend.

At the same meeting, the Board of Directors authorized the repurchase of up to
2.5 million shares of Old Kent Common Stock which would be reserved for later reissue in connection with future stock dividends, employee benefit plans and other corporate purposes. The directors also authorized the purchase of Old Kent Common Stock intended for use in the acquisition of Seaway Financial Corporation. As of September 30, 1996, approximately 2.2 million shares of Old Kent Common Stock had been purchased and reserved under these authorizations.

NOTE H:  MORTGAGE BANKING REVENUE (NET)
The following summarizes net mortgage banking revenues:


                                                                       For the Nine Months
Net mortgage banking revenue:                                          ended September 30,
                                                                         1996        1995
Gross mortgage servicing revenue...................................    $18,819     $10,241
  Less: amortization of mortgage servicing rights & direct costs...    (12,690)     (4,493)
Net mortgage servicing revenue.....................................      6,129       5,748
Mortgage banking gains (net).......................................     21,685      14,218
Mortgage originations and processing fees (net)....................     10,485       4,993
  Total net mortgage banking revenue...............................    $38,299     $24,959


NOTE I:  RESTRUCTURING RESERVES

In 1995, the Corporation established certain reserves related to a restructuring program undertaken during that period. The primary components of the reserves consisted of estimated severance costs and costs related to the abandonment of physical facilities. The table below summarizes activity in these reserve accounts since December 31, 1995.

                                                                     Reserve For:
                                                          --------------------------------
                                                          Employee    Facilities     Other
(Dollars in thousands)                                    Severance   Abandonment    Costs
Balance, December 31, 1995                                  $6,094      $4,572       $586
Amounts charged to the reserve pursuant to
  the restructuring plans for the nine months ended
  September 30, 1996                                        (3,512)       (169)      (586)
Balance, September 30, 1996                                 $2,582      $4,403       $  0

Old Kent's management regularly assesses the implementation progress of the restructuring plans and believes they will be substantially complete by December 31, 1996. Management has estimated that the plans completed through September 30, 1996, resulted in a financial benefit of at least $5 million for the three month period ended September 30, 1996 and approximately $10 million for the nine month period ended on that same date. These estimated benefits have primarily resulted from staffing reductions in the subsidiary banks.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of certain significant factors which have affected the Registrant's financial condition and results of operations during the periods covered by the consolidated financial statements included in this filing. The Registrant's form 10-Q for the quarterly periods ended March 31 and June 30, 1996, are incorporated by reference.

RESULTS OF OPERATIONS
The Registrant's net income was $40,297,000 for the third quarter of 1996 compared to $38,316,000 for the same period in 1995. Third quarter net income per share for 1996 was $.87, an 8.8% increase over last year's $.80. For the nine month period ended September 30, 1996, net income was $117,092,000 compared to $110,412,000 a year ago and net income per share was $2.48, a 7.8% increase over last year's $2.30.

Total assets were $12.5 billion at quarter-end compared to total assets of $11.8 billion at September 30, 1995. Return on average equity for the third quarter of 1996 was 16.32% compared to 15.53% for the third quarter of 1995. Return on assets was 1.30% for the third quarter of 1996 compared to 1.31% for the third quarter of 1995.

The Registrant's net interest income for the third quarter of 1996 was $126.0 million, a 4.6% increase over the $120.4 million recorded in the same period of 1995. The increase was primarily the result of higher earning assets for the third quarter of 1996 as compared to the third quarter of 1995. The net interest margin was 4.41% for the three months ended September 30, 1996, compared to 4.47% for the year ago quarter. The decrease in the net interest margin primarily reflects a shift in the Registrant's deposit mix from lower costing savings deposits to higher yielding consumer time deposits.

The provision for credit losses was $9.2 million for the third quarter of 1996 and $6.1 million for the third quarter of 1995. The allowance for credit losses as a percent of loans and leases outstanding was 2.12% at September 30, 1996 and 2.46% at September 30, 1995. Impaired loans as a percent of total loans was .54% at September 30, 1996, and .55% at September 30, 1995. Net credit losses were $11.0 million or .56% of average loans for the third quarter of 1996 compared to $3.9 million or .21% of average loans for the same period a year ago. The increase credit loss provision was related to higher loss experience within the Registrant's credit card, consumer loan and lease portfolios.

Total other operating income, excluding security transactions and nonrecurring items, increased 20.6% to $52.7 million during the third quarter of 1996 over the same period a year ago. Mortgage banking revenue increased $3.4 million or 27.9% during the third quarter of 1996 over the same period a year ago. This increase includes the effect of Republic Mortgage Corp., which was acquired in January, 1996, and National Pacific Mortgage Corporation, acquired in August, 1996. Service charges on deposits increased 13.6% or $1.4 million, trust income increased 2.0% and all other income increased $3.8 million or 37.6% over the year ago quarter. The increase in other income includes insurance commissions of $1.8 million associated with Guyot, Hicks, Anderson and Associates, an insurance agency acquired in December 1995.

Non-recurring income of $236 thousand in the third quarter of 1996 was attributable to gains on sale of other real estate owned.

 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Total net securities gains/(losses) for the third quarter of 1996 were ($391,000) compared to net gains of $28,000 for the same period of 1995.

Total operating expenses (excluding restructuring and nonrecurring items) for the third quarter of 1996 increased 14.2% over the same period of 1995. Salaries, wages and employee benefits increased 12.7% for the third quarter of
1996 over the third quarter of 1995.   The increase was primarily the result
of business acquisitions. The number of full-time equivalent employees increased by 587 over a year-ago to 5,693 at September 30, 1996, as shown below:

                                       September 30,
                                        1996    1995   Change
Full-time equivalent staff:
  Banking units                        4,348   4,599   (251)
  Mortgage banking                     1,130     416     714
  Insurance, leasing & brokerage         215      91     124
  Total                                5,693   5,106     587

During the third quarter, advertising and promotion expenses increased $3.6 million compared to the same period a year ago. Advertising and promotional expense, as shown in the consolidated statements of income, includes
promotional costs related to the Corporation's "CardMile" program.   Also,
other liabilities, in the consolidated balance sheets, includes an allowance for redemption reserve which reflects the Corporation's estimated liability related to its issuances of certificates redeemable for airfare. Certificates were issued under this program to eligible credit card customers based on their usage of the credit card to purchase goods and services.

Old Kent's process for recording the allowance for redemption reserve for this program is based on estimates. Accordingly, the Corporation periodically reviews and analyzes its CardMiles certificate redemption estimates, and factors affecting those estimates. Factors affecting these estimates, among others, include current and cumulative redemption experience, rates for air travel, and economic conditions which may influence the redemption rates. Adjustments to the allowance for redemption reserve are recognized in the financial statements in the period in which they become known.

In October, 1996, subsequent to the date of the accompanying consolidated financial statements, Old Kent notified its customers which participated in the CardMiles program, that this program would be terminated during the fourth quarter of 1996. Management expects that the discontinuation of this program will have a beneficial impact on the results of operations beginning in 1997. The following summarizes the activity in the CardMiles allowance for redemption reserve:

                                    Three Months Ended      Nine Months Ended
                                       September 30,           September 30,
(Dollars in thousands)                1996      1995          1996      1995
Allowance at beginning of period    $9,392      $389          $320         -
Redemptions during period           (1,773)      (32)       (3,951)     ($73)
Expense recognized for period        3,300       (30)       14,550       400
Allowance at end of period         $10,919      $327       $10,919      $327

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

During the third quarter of 1996 compared to the same period a year ago, occupancy expense decreased .5% and equipment expense increased .8%. The Registrant recorded a special, one-time $1.7 million (pre-tax) charge on September 30, 1996, which reflected a special assessment by the FDIC to the Registrant and many other financial institutions. This assessment was intended to recapitalize the FDIC's Savings Association Insurance Fund. During the third quarter of 1995, the Registrant recorded a special restructuring charge of $5.0 million. Other operating expenses increased 12.3%, which includes the impact of recent acquisitions of National Pacific Mortgage Corporation in August of 1996, Republic Mortgage Company in January 1996, and Guyot, Hicks, Anderson and Associates, an insurance agency, in December of 1995.


BALANCE SHEET CHANGES
Total interest-earning assets (at amortized cost) increased 4.2% or $465 million from December 31, 1995. For the nine months ended September 30, 1996, total loans grew at an annualized rate of 10.9% or $605 million, and commercial loans grew at an annualized rate of 12.6% or $387 million. The growth in commercial loans is primarily a result of increased efforts in the Registrant's eastern Michigan, and Illinois markets. Total securities (at amortized cost) decreased $56 million since year-end 1995. This decrease reflected the use of liquidity in the securities portfolio to fund loan growth. Mortgages held-for-sale increased 45.6% or $123 million. This growth is largely due to the aforementioned acquisitions of mortgage banking businesses. Other interest earning assets decreased 87.3% or $207 million, since year end 1995.

Total deposits increased $618 million or 6.6% from year-end 1995. Since December 31, 1995, non-interest bearing deposits decreased 2.1% or $31 million and interest-bearing deposits increased 8.3% or $649 million, primarily due to growth in consumer time deposits. Short-term borrowed funds decreased $122 million or 9.3% from December 31, 1995.


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

At September 30, 1996, shareholders' equity was $988 million, compared to $999 million at September 30, 1995. In June, 1996, the Corporation was authorized to repurchase up to 4.5 million shares of Old Kent Common Stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The following table lists the number of shares repurchased and reserved at September 30, 1996 with the intent of future reissuance under the authorized programs.

Old Kent Common Stock repurchased and reserved for           Number of shares
  future reissuance at September 30 1996:                      (In thousands)
Reserved for possible future stock dividends and
  other corporate purposes                                            850
Reserved for use in connection with future
  purchase business acquisitions                                      882
Reserved for future reissuance for dividend
  reinvestment and employee stock plans                               450
Total                                                               2,182

Shares reserved, as shown above, include approximately 1,446 thousand shares which were acquired by the Corporation during the quarter ended September 30, 1996. The repurchase of these shares had a beneficial effect on earnings per common share and return on average equity for that period. The repurchases also had the effects of reducing book value per common share and of decreasing the regulatory capital ratios included in this report.

Total equity at September 30, 1996, was reduced by an after-tax unrealized loss of $18 million on securities available-for-sale. Shareholders' equity as a percentage of total assets as of September 30, 1996, was 7.93%. The following table represents the Registrant's consolidated regulatory capital position as of September 30, 1996.


Regulatory capital at September 30, 1996
(in millions)                                        Tier 1        Total
                                        Leverage    Risk-Based   Risk-Based
                                         Ratio       Capital      Capital
 Actual capital                          $912.1      $910.9       $1,129.4
 Required regulatory minimum capital      371.1       377.1          754.2
 Capital in excess of requirements       $541.0      $533.8       $  375.2

 Actual ratio                              7.36%       9.66%         11.98%
 Regulatory Minimum Ratio                  3.00%       4.00%          8.00%
 Ratio considered "well capitalized"
  by regulatory agencies                   5.00%       6.00%         10.00%

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The changes in total shareholders' equity and book value per common share are summarized in the tables below.

                                              Total Share-
                                            holders' Equity     Book Value Per
                                             (in millions)       Common Share
Balance, December 31, 1995                      $1,015.9            $21.32
Net income for the nine months ended
    September 30, 1996                             117.1              2.48
Cash dividends paid                                (43.7)             (.93)
Net change in valuation adjustment of
    securities available-for-sale                  (21.3)             (.45)
Stock repurchases (net of stock issued)            (83.1)             (.81)
Other changes                                        3.4               .07
Balance, September 30, 1996                     $  988.3            $21.68

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






                              OLD KENT FINANCIAL CORPORATION





Date:  November 12, 1996      David J. Wagner
                                 Chairman of the Board, President and
                                 Chief Executive Officer





Date:  November 12, 1996      B. P. Sherwood, III
                                 Vice-Chairman and Treasurer

                      EXHIBIT INDEX







           Exhibit                      Page Number

       11  Statement of Earnings per               15

       27  Financial Data Schedule                 16