Form 10-K
period 1996-12-31
OLD KENT FINANCIAL CORP /MI/
filed 1997-03-07
CIK 746969

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                           -------------------------

                                   FORM 10-K

[X]              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM             TO
                              -------------  ----------

COMMISSION FILE NUMBER: 0-12216

                         OLD KENT FINANCIAL CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                                    MICHIGAN
                            (State of Incorporation)

                               111 LYON ST., N.W.
                             GRAND RAPIDS, MICHIGAN
                    (Address of Principal Executive Offices)
                                   38-1986608
                      (I.R.S. Employer Identification No.)

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

Yes   X          No
     ----           ----

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

         Aggregate Market Value as of February 21, 1997: $2,095,513,000

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

        Common stock outstanding at February 21, 1997: 45,644,664 shares

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's annual report to shareholders for the year ended December 31, 1996, are incorporated by reference in Part I and Part II.

     Portions of the registrant's proxy statement for its April 21, 1997, annual meeting of shareholders are incorporated by reference in Part II and Part III.
================================================================================

                                     PART I

ITEM 1. BUSINESS.

     Old Kent Financial Corporation ("Old Kent") is a bank holding company and Michigan business corporation, with its main office in Grand Rapids, Michigan. Its principal banking subsidiaries, Old Kent Bank (Michigan) and Old Kent Bank (Illinois), serve their communities with 188 banking offices in Michigan and 27 banking offices in Illinois. These banks engage in commercial and retail banking and provide investment management, trust and other financial services. Approximately 80% of Old Kent's assets are associated with banking offices serving the lower peninsula of Michigan. The balance of banking assets are associated with offices serving northeastern Illinois and 79 Old Kent Mortgage Company offices located in 17 states.

     Old Kent's business is concentrated in a single industry segment -- commercial banking. Old Kent's subsidiaries offer a wide range of banking, financial, and fiduciary services. These include accepting deposits, commercial lending, consumer financing, real estate and lease financing, equipment leasing, bank credit cards, debit cards, safe deposit facilities, automated transaction machine services, cash management, electronic banking services, money transfer services, international banking services, corporate and personal trust services, personal investment and securities brokerage, credit life insurance, insurance agency services, and other banking services.

     Old Kent Mortgage Company originates residential mortgages and conducts a traditional retail and wholesale mortgage banking business in one- to four-family residential mortgage loans. Substantially all mortgage production is sold into the secondary market with servicing retained. Mortgage servicing for all of Old Kent's subsidiaries and independent investors is performed by Old Kent Mortgage Services, Inc.

     The principal source of revenues for Old Kent is interest and fees on loans, which accounted for 62% of total revenues in 1996, 62% in 1995, and 56% in 1994. Interest on securities is also a significant source of revenue, accounting for 17% of total revenues in 1996, 19% in 1995, and 26% in 1994.

     Old Kent has had no foreign loans at any time during the last 5 years. The foreign activities of Old Kent primarily involve time deposits with banks and placements for domestic customers of the banks. These activities did not significantly impact Old Kent's financial condition or results of operations. More detailed information concerning these foreign activities is contained in the statistical information that appears below.

     As of December 31, 1996, Old Kent conducted the business of banking through the following bank subsidiaries:

             BANK                      MAIN OFFICE              ASSETS          DEPOSITS         LOANS
             ----                      -----------              ------          --------         -----
                                                                            (IN THOUSANDS)
Old Kent Bank                     Grand Rapids, MI            $10,457,094      $8,499,782      $7,533,032
Old Kent Bank                     Elmhurst, IL                  2,185,525       1,749,026       1,162,893

     Old Kent also conducted business activities closely related to the business of banking through the following direct and indirect nonbank subsidiaries as of December 31, 1996:

         Subsidiary                     Business Activity                States Where Offices Are Located
         ----------                     -----------------                --------------------------------
Guyot, Hicks, Anderson &
  Associates, Inc.               Insurance agency                   Michigan
Hartger & Willard Mortgage
  Associates, Inc.*              Commercial mortgage company        Michigan
Old Kent Brokerage Services,
  Inc.                           Full service brokerage services    Michigan
Old Kent Financial Life
  Insurance Company              Credit life and disability         Michigan
                                 insurance
Old Kent Mortgage Company        Mortgage company                   Offices in 17 states
Old Kent Mortgage Services,
  Inc.                           Mortgage servicing                 Michigan
Vanguard Financial Service
  Corp.                          Leasing                            California, Illinois, Massachusetts
                                                                      Michigan, Texas

-------------------------
* Sold January 14, 1997

     Effective January 22, 1996, Old Kent acquired Republic Mortgage Corp. ("Republic"), headquartered in Salt Lake City, Utah, with 19 other offices. The acquisition was treated as a purchase for accounting purposes and, accordingly, results of operations of Republic were included in Old Kent's consolidated results of operations from the date of acquisition. At December 31, 1995, Republic had assets of $39 million and serviced $127 million of residential mortgages for third parties.

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

     On August 1, 1996, Old Kent Mortgage Company acquired all of the outstanding capital stock of National Pacific Mortgage Corporation ("NPMC"), headquartered in Anaheim, California. The acquisition was treated as a purchase for accounting purposes and, accordingly, results of operations of NPMC were included in Old Kent's consolidated results of operations from the date of the acquisition. At August 1, 1996, NPMC had assets of approximately $150 million and a servicing portfolio of approximately $1.8 billion.

     On October 1, 1996, pursuant to an Asset Purchase, Sponsorship and Services Agreement dated August 27, 1996 with First Data Merchant Services Corporation ("FDMS"), Old Kent Bank (Michigan) and Old Kent Bank (Illinois) conveyed their business of providing services to authorize, data capture, process, settle and reconcile transactions effected by merchants with holders of Visa and MasterCard credit and debit cards to FDMS.

     On December 4, 1996, Guyot, Hicks, Anderson & Associates, Inc. ("GHA"), a subsidiary of Old Kent Bank (Michigan), purchased, for $1.8 million, the assets of Insurance Resource Group, L.L.C., Poggi & Associates, L.L.C. and Insurance Consultants, L.L.C., each of which provide commercial insurance products and services through an office in Grand Rapids, Michigan. The agency will operate as a division of GHA under the name of Old Kent Insurance Group.

     Effective January 1, 1997, Old Kent Bank (Michigan) sold for cash all of its shares of Hartger & Willard Mortgage Associates, Inc., its commercial mortgage company.

     Effective January 1, 1997, Old Kent acquired Seaway Financial Corporation ("Seaway"), a bank holding company, and its subsidiaries, The Commercial and Savings Bank of St. Clair County and The Algonac Savings Bank. The acquisition was effected by a merger of Seaway with and into Old Kent. This transaction was accounted for as a purchase for accounting purposes. At the effective date, Seaway had, on a consolidated basis, assets totaling approximately $345 million and deposits of approximately $302 million. Seaway stockholders received approximately 1.9 million shares of common stock of Old Kent. The principal market for the financial services offered by Seaway was St. Clair County, Michigan, and the communities within St. Clair County.

     On December 24, 1996, Old Kent received preliminary approval from the Office of the Comptroller of the Currency ("OCC") to organize a new national bank subsidiary, Old Kent Bank, National Association ("Old Kent Bank, N.A."). The Federal Deposit Insurance Corporation ("FDIC") approved deposit insurance for the new national bank on January 8, 1997. Old Kent Bank, N.A., will be headquartered in Jonesville, Michigan. As a part of its organization, the new bank will purchase the assets and assume the liabilities of two existing branches of Old Kent Bank (Michigan), in Hillsdale and Jonesville, Michigan. The Federal Reserve System approved Old Kent's acquisition and ownership of Old Kent Bank, N.A. on January 30, 1997. Old Kent Bank, N.A. established an operating subsidiary, "GHA National Agency, Inc.," to engage in insurance agency activities from Jonesville, Michigan. The new bank and its operating subsidiary commenced business on March 1, 1997.

     On January 31, 1997, Old Kent Capital Trust I (the "Trust"), a newly formed Delaware business trust controlled by Old Kent, issued $100,000,000 of floating rate subordinated capital income securities. The securities, which mature February 1, 2027, were sold in a private placement transaction. When issued, they were structured to yield at 90 basis points over the three month LIBOR rate and are callable at par after ten years or other certain events.

     As set forth below in the "Investment Portfolio" table, Old Kent derives a significant amount of income from its investment security portfolio, which is composed of 5 general categories of securities: (i) U.S. Treasury and federal agency securities; (ii) collateralized mortgage obligations ("CMOs"); (iii) mortgage-backed pass-through securities ("MBSs"); (iv) municipal bonds; and (v) other securities.

     U.S. Treasury and federal agency securities are securities backed by the full faith and credit of the federal government. Most of these securities pay a fixed rate of interest. Some federal agency securities pay a floating rate of interest determined periodically according to a predefined index. Principal is returned at par at a fixed maturity date for most of these securities and reported yields remain relatively constant. Some federal agency securities are "callable" and may be prepaid prior to the stated maturity date by the issuer according to the terms of the obligation. These prepayments could affect the reported yields if the recognition of purchase premium or discount must be accelerated to match the timing of the prepaid principal.

     CMOs are securities that are collateralized by either whole loan mortgages or mortgage pass-through securities. CMOs are issued by federal agencies as well as private entities. The return on these investments is realized through regular receipt of interest on the outstanding principal amount at a predetermined rate, combined with any accretion of discount or amortization of premium. Principal is returned according to a predetermined payout sequence for the various pieces, or "tranches", of the CMO according to the terms of the obligation, as regular payments and prepayments are made on the underlying mortgages. The timing and regularity of these principal receipts may vary over the term of the security. The variability of these principal payments may affect reported yields as the recognition of purchase premium or discount must be adjusted to match the timing of the prepaid principal.

     MBSs represent an undivided interest in an underlying pool of whole loans. Old Kent currently only holds MBSs that are guaranteed by one of the federal agencies. Regular monthly principal and interest payments on the underlying mortgages are "passed through" to the security holders. Principal payments may vary as some mortgages are prepaid due to refinancing, payoff, or additional payment towards the balances of loans that make up the pool. The variability of these principal payments may affect reported yields as the recognition of purchase premium or discount must be adjusted to match the timing of the prepaid principal.

     Municipal bonds represent obligations of state and political subdivisions as well as their created "authorities." Municipal bonds are issued in various forms. They may have fixed or floating rates, a fixed maturity or a "callable" prepayment provision, and interest paid regularly or at maturity. Interest is generally exempt from federal income tax. The reported yield may be affected by the prepayment of principal on a callable security.

     Other securities represent Federal Reserve Bank stock, Federal Home Loan Bank stock, and Federal National Mortgage Association stock. Old Kent receives regular dividend payments from each of these issuers.

     As of December 31, 1996, Old Kent had not identified any securities as being "high risk" as defined by the FFIEC Supervisory Policy Statement on Securities Activities.

     Old Kent is engaged in an ongoing review of the utility and economy of its branch network. During 1996, Old Kent's bank subsidiaries sold, closed, or eliminated through consolidation, a total of 10 bank branches.

     The business of banking is highly competitive. In addition to competition from other commercial banks, banks face significant competition from nonbank financial institutions. Savings associations compete aggressively with commercial banks for deposits and loans. Credit unions and finance companies are significant factors in the consumer loan market. Insurance companies, investment firms, and retailers are significant competitors for some types of business. Banks compete for deposits with a broad spectrum of other types of investments such as mutual funds, debt securities of corporations, and debt securities of the federal government, state governments and their respective agencies. The principal methods of competition for financial services are price (interest rates paid on deposits, interest rates charged on borrowings, and fees charged for services) and service (convenience and quality of services rendered to customers).

     Banks and bank holding companies are extensively regulated. Old Kent Bank (Michigan) and Old Kent Bank (Illinois) are chartered under state law and are members of the Federal Reserve System. They are supervised, examined, and regulated by the Federal Reserve System and the FDIC and, respectively, the Financial Institutions Bureau of the State of Michigan and the Commissioner of Banks and Trust Companies of the State of Illinois. First National Bank of Lockport was, and Old Kent Bank, N.A. is, a national banking association chartered under federal law and supervised, examined, and regulated by the OCC. Deposits of all of the banks are insured by the FDIC to the extent provided by law.

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

     Old Kent is a legal entity separate and distinct from its subsidiary banks and its other subsidiaries. Transactions between Old Kent's subsidiary banks are significantly restricted. There are legal limitations on the extent to which Old Kent's subsidiary banks can lend or otherwise supply funds to Old Kent or certain of its affiliates. In addition, payment of dividends to Old Kent by subsidiary banks is subject to various state and federal regulatory limitations.

     Federal law contains a "cross-guarantee" provision that could result in insured depository institutions owned by Old Kent being assessed for losses incurred by the FDIC in connection with assistance provided to, or the failure of, any other insured depository institution owned by Old Kent. Under Federal Reserve Board policy, Old Kent is expected to act as a source of financial strength to each subsidiary bank and to commit resources to support each subsidiary bank. Under federal law, the FDIC also has authority to impose special assessments on insured depository institutions to repay FDIC borrowings from the United States Treasury or other sources and to establish semiannual assessment rates on Bank Insurance Fund ("BIF") and Savings

Association Insurance Fund ("SAIF") deposits to maintain the BIF and SAIF at the designated reserve ratio required by law.

     Banks are subject to a number of federal and state laws and regulations that have a material impact on their business. These include, among others, state usury laws, state laws relating to fiduciaries, the Truth In Lending Act, the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Expedited Funds Availability Act, the Community Reinvestment Act, electronic funds transfer laws, redlining laws, antitrust laws, environmental laws, and privacy laws. The instruments of monetary policy of authorities such as the Federal Reserve Board may influence the growth and distribution of bank loans, investments, and deposits, and may also affect interest rates on loans and deposits. These policies may have a significant effect on the operating results of banks.

     The nature of the business of Old Kent's subsidiaries is such that they hold title, on a temporary or permanent basis, to a number of parcels of real property. These include property owned for branch offices and other business purposes as well as properties taken in or in lieu of foreclosure to satisfy loans in default. Under current state and federal laws, present and past owners of real property may be exposed to liability for the cost of clean up of contamination on or originating from those properties. These liabilities can be material and can exceed the value of the contaminated property.

     The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Riegle-Neal Act") substantially changed the geographic constraints applicable to the banking industry. Effective September 29, 1995, the Riegle-Neal Act allows bank holding companies to acquire banks located in any state in the United States without regard to geographic restrictions or reciprocity requirements imposed by state law. Effective June 1, 1997 (or earlier if expressly authorized by applicable state law), the Riegle-Neal Act also allows banks to establish interstate branch networks through acquisitions of other banks. The establishment of de novo interstate branches or the acquisition of individual branches of a bank in another state (rather than the acquisition of an out-of-state bank in its entirety) is allowed by the Riegle-Neal Act only if specifically authorized by state law. The legislation allows individual states to "opt-out" of certain provisions of the Riegle-Neal Act by enacting appropriate legislation prior to June 1, 1997.

     Michigan exercised its right to opt-in early to the Riegle-Neal Act, and now permits both U.S. and non-U.S. banks to establish branch offices in Michigan. Effective November 29, 1995, the Michigan Banking Code permits, in appropriate circumstances and with the approval of the Commissioner, (i) acquisition of Michigan banks by FDIC-insured banks, savings banks or savings and loan associations located in other states, (ii) sale by a Michigan bank of branches to an FDIC-insured bank, savings bank or savings and loan association located in a state in which a Michigan bank could purchase branches of the purchasing entity, (iii) consolidation of Michigan banks and FDIC-insured banks, savings banks or savings and loan associations located in other states having laws permitting such consolidation, (iv) establishment of branches in Michigan by FDIC-insured banks located in other states, the District of Columbia or U.S. territories or protectorates having laws permitting a Michigan bank to establish a branch in such jurisdiction, and (v) establishment by foreign banks of branches located in Michigan. The State of Illinois has also exercised its right to opt-in, effective June 1, 1997, permitting Old Kent to consolidate its Michigan and Illinois banks. Such a consolidation is proposed in 1997.

     In the aggregate, Old Kent and its subsidiaries had 5,649 employees (on a full time equivalent basis) at December 31, 1996. Old Kent and its subsidiaries are equal opportunity employers whose affirmative action programs comply with applicable federal laws and executive orders.

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

MD&A

    Average Consolidated Balance Sheets
     Net Interest Income
     Loan Portfolio
     Provision for Credit Losses

SELECTED FINANCIAL DATA

    Dividend payout ratio
     Return on average total equity
     Return on average total assets
     Average equity to average assets

FINANCIAL STATEMENTS

     Note 6. Loans and Nonperforming Assets

INVESTMENT PORTFOLIO

     The following table shows, by class of maturities as of December 31, 1996, the amounts and weighted average yields of securities held-to-maturity and securities available-for-sale on the basis of amortized cost:

                                                                   MATURING
                            --------------------------------------------------------------------------------------
                                                    AFTER ONE BUT           AFTER FIVE BUT
                            WITHIN ONE YEAR       WITHIN FIVE YEARS        WITHIN TEN YEARS        AFTER TEN YEARS
                            ----------------      ------------------      -------------------      ---------------
                             AMOUNT    YIELD       AMOUNT     YIELD        AMOUNT       YIELD      AMOUNT    YIELD
                             ------    -----       ------     -----        ------       -----      ------    -----
                                                            (DOLLARS IN THOUSANDS)
U.S. Treasury and other
  U.S. government agencies
  and corporations          $355,865    5.47%      $530,225    5.71%      $287,801      6.07%      $    --     --%
States and other political
  subdivisions(3)             21,979   10.08         76,802    9.43         35,662      8.65        22,416   9.32
Other Securities                  --      --             --      --             --        --        61,294   6.00
                            --------   -----       --------    ----       --------      ----       -------   ----
     Total                  $377,844    5.74%      $607,027    6.18%      $323,463      6.35%      $83,710   6.89%
                            ========   =====       ========    ====       ========      ====       =======   ====

-------------------------
(1) The effective yields are weighted for the scheduled maturity of each security.

(2) Collateralized mortgage obligations and mortgage-backed securities of $1,427,653, having a weighted average yield of 6.44% at December 31, 1996, are not included in the table shown above.

(3) Weighted average interest rates have been computed on a fully taxable equivalent basis. The rates shown on securities issued by states and political subdivisions have been restated, assuming a 35% tax rate. The amount of the adjustment, due to restating the rates, is as follows:

                                                          Tax-Exempt                         Rate of Taxable
                                                             Rate          Adjustment       Equivalents Basis
                                                          ----------       ----------       -----------------
Under 1 Year                                                 6.55%            3.53%               10.08%
1 to 5 Years                                                 6.13             3.30                 9.43
5 to 10 Years                                                5.62             3.03                 8.65
Over 10 Years                                                6.06             3.26                 9.32
                                                             ----             ----              -------
     Total                                                   6.06%            3.27%                9.33%
                                                             ====             ====              =======

(4) The aggregate book value of securities of no single issuer except the U.S. Government exceeds 10 percent of Old Kent's consolidated shareholders' equity.

     The following table summarizes Old Kent's securities classified as available-for-sale at December 31, 1996, 1995, and 1994:

                                                                 GROSS           GROSS
                                               AMORTIZED       UNREALIZED      UNREALIZED       ESTIMATED
                                                  COST           GAINS           LOSSES        MARKET VALUE
                                               ---------       ----------      ----------      ------------
                                                                      (IN THOUSANDS)
December 31, 1996
U.S. Treasury and federal agency securities    $1,167,775       $   298         $ 7,891          $1,160,182
Collateralized mortgage obligations:
  U.S. Government issued                          419,499           433           3,064             416,868
  Privately issued                                189,347           465           4,277             185,535
Mortgage-backed pass-through securities            72,452            46           1,179              71,319
Other securities                                   61,294            --              --              61,294
                                               ----------       -------         -------          ----------
     Total                                     $1,910,367       $ 1,242         $16,411          $1,895,198
                                               ==========       =======         =======          ==========
December 31, 1995
U.S. Treasury and federal agency securities    $1,304,855       $10,503         $ 2,930          $1,312,428
Collateralized mortgage obligations:
  U.S. Government issued                          710,255         5,252           9,678             705,829
  Privately issued                                  4,539            29              40               4,528
Mortgage-backed pass-through securities           162,494         1,709             269             163,934
Other securities                                   58,374           606              --              58,980
                                               ----------       -------         -------          ----------
     Total                                     $2,240,517       $18,099         $12,917          $2,245,699
                                               ==========       =======         =======          ==========
December 31, 1994
U.S. Treasury and federal agency securities    $1,054,962       $ 1,396         $30,178          $1,026,180
Collateralized mortgage obligations and other
  Mortgage-backed securities                      439,904            78          33,560             406,422
Other securities                                   23,342         1,386              --              24,728
                                               ----------       -------         -------          ----------
     Total                                     $1,518,208       $ 2,860         $63,738          $1,457,330
                                               ==========       =======         =======          ==========

     The following table summarizes Old Kent's securities classified as held-to-maturity at December 31, 1996, 1995, and 1994:

                                                                 GROSS           GROSS
                                               AMORTIZED       UNREALIZED      UNREALIZED       ESTIMATED
                                                  COST           GAINS           LOSSES        MARKET VALUE
                                               ---------       ----------      ----------      ------------
                                                                      (IN THOUSANDS)
December 31, 1996
U.S. Treasury and federal agency securities    $    6,116       $     9         $     1          $    6,124
Collateralized mortgage obligations:
  U.S. Government issued                          462,778         1,878           3,444             461,212
  Privately issued                                160,699            --           1,885             158,814
Mortgage-backed pass-through securities           122,878         2,320             247             124,951
State and political subdivision securities        156,859         4,730           1,098             160,491
                                               ----------       -------         -------          ----------
     Total                                     $  909,330       $ 8,937         $ 6,675          $  911,592
                                               ==========       =======         =======          ==========
December 31, 1995
Collateralized mortgage obligations:
  U.S. Government issued                       $  456,758       $ 2,963         $ 5,306          $  454,415
  Privately issued                                 95,843           227             390              95,680
Mortgage-backed pass-through securities           127,729         2,939             236             130,432
State and political subdivision securities        190,612         6,031             879             195,764
                                               ----------       -------         -------          ----------
     Total                                     $  870,942       $12,160         $ 6,811          $  876,291
                                               ==========       =======         =======          ==========
December 31, 1994
U.S. Treasury and federal agency securities    $  769,576       $ 2,409         $11,752          $  760,233
Collateralized mortgage obligations and other
  Mortgage-backed securities                    1,092,797         1,590          72,355           1,022,032
State and political subdivision securities        221,119         3,645           4,226             220,538
                                               ----------       -------         -------          ----------
     Total                                     $2,083,492       $ 7,644         $88,333          $2,002,803
                                               ==========       =======         =======          ==========

     The table below identifies the critical characteristics of Old Kent's three classes of mortgage-backed related securities for December 31, 1996 and 1995.

                                                                              WEIGHTED      ESTIMATED
                                                              AMORTIZED       AVERAGE        AVERAGE
                                                                 COST          YIELD          LIFE
                                                              ---------       --------      ---------
                                                                          (IN THOUSANDS)
December 31, 1996
Collateralized mortgage obligations:
  U.S. Government issued                                      $  882,277        6.35%          2.9
  Privately issued                                               350,046        6.46           3.1
Mortgage-backed pass-through securities                          195,330        6.83           3.5
                                                              ----------        ----           ---
     Total mortgage-backed related securities                 $1,427,653        6.44%          3.0
                                                              ==========        ====           ===

                                                                              WEIGHTED      ESTIMATED
                                                              AMORTIZED       AVERAGE        AVERAGE
                                                                 COST          YIELD          LIFE
                                                              ---------       --------      ---------
                                                                          (IN THOUSANDS)
December 31, 1995
Collateralized mortgage obligations:
  U.S. Government issued                                      $1,167,013        6.33%          3.1
  Privately issued                                               100,382        6.45           3.7
Mortgage-backed pass-through securities                          290,223        6.90           5.0
                                                              ----------        ----           ---
     Total mortgage-backed related securities                 $1,557,618        6.45%          3.5
                                                              ==========        ====           ===

     At December 31, 1994, collateralized mortgage obligations and other mortgage-backed securities had a total amortized cost of $1,532,701,000, a weighted average yield of 6.36%, and an estimated average life of 3.1 years.

LOAN PORTFOLIO

     The following table shows the maturity of loans (excluding residential mortgages of 1-4 family residences, consumer loans, credit card loans, and lease financing) outstanding at December 31, 1996. Also provided are the amounts due after one year classified according to their sensitivity to changes in interest rates.

                                                            DUE IN ONE        DUE IN ONE        DUE AFTER
                                                           YEAR OR LESS      TO FIVE YEARS      FIVE YEARS
                                                           ------------      -------------      ----------
                                                                      (IN THOUSANDS OF DOLLARS)
Commercial, financial and agricultural                      $1,321,974        $  733,028         $150,835
Real estate-commercial(1)                                      348,704         1,268,762          102,233
Real estate-construction                                       244,784           164,499           18,718
                                                            ----------        ----------         --------

Total                                                       $1,915,462        $2,166,289         $271,786
                                                            ==========        ==========         ========
Loans due after one year:
  With fixed rates                                                            $1,127,123         $171,116
  With floating rates                                                          1,039,166          100,670
                                                                              ----------         --------

Total                                                                         $2,166,289         $271,786
                                                                              ==========         ========

-------------------------
(1) Includes real estate commercial loans secured by 1-4 family residences.

     Foreign Outstandings: A summary of significant foreign outstandings for the three years ended December 31, 1996, is as follows:

                                                                        OUTSTANDINGS TO FOREIGN
                                                              -------------------------------------------
                                                                 BANKS AND                       PERCENT
                                                              OTHER FINANCIAL                    OF TOTAL
                                                              INSTITUTIONS(1)       TOTAL         ASSETS
                                                              ---------------       -----        --------
                                                                        (DOLLARS IN THOUSANDS)
At December 31, 1996
  All Countries(2)                                               $      0          $      0           0
                                                                 ========          ========        ====
At December 31, 1995
  All Countries(2)                                               $150,000          $150,000        1.25%
                                                                 ========          ========        ====
At December 31, 1994
  All Countries(2)                                               $  5,000          $  5,000         .05%
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

DEPOSITS

     The daily average amounts of deposits and rates paid on such deposits for the periods indicated are:

                                                           YEARS ENDED DECEMBER 31,
                                      ------------------------------------------------------------------
                                             1996                    1995                    1994
                                      ------------------      ------------------      ------------------
                                        AMOUNT      RATE        AMOUNT      RATE        AMOUNT      RATE
                                        ------      ----        ------      ----        ------      ----
                                                            (DOLLARS IN THOUSANDS)
In Domestic Offices:
  Non-interest-bearing demand
     deposits                         $1,407,706              $1,329,787              $1,239,373
  Savings deposits                     2,981,349    2.65%      3,094,220    2.67%      3,424,799    2.32%
  Time deposits                        5,326,798    5.65       4,667,457    5.70       3,895,774    4.50
  In Foreign Office:
  Time deposits                           46,841    5.73         225,964    6.26         245,109    4.25
                                      ----------              ----------              ----------
       Total                          $9,762,694              $9,317,428              $8,805,055
                                      ==========              ==========              ==========

     The time remaining until maturity of time deposits of $100,000 or more issued by domestic offices (all of which are time certificates of deposit) at December 31, 1996, is as follows:

                                                                  TIME CERTIFICATES
                                                                      OF DEPOSIT
                                                                  -----------------
                                                                     (DOLLARS IN
                                                                      THOUSANDS)
3 months or less                                                      $  736,427
Over 3 through 6 months                                                  267,616
Over 6 through 12 months                                                 236,589
Over 12 months                                                           134,615
                                                                      ----------
     Total                                                            $1,375,247
                                                                      ==========

     Time deposits in the foreign office are all in amounts of $100,000 or more.

OTHER BORROWED FUNDS

     Other borrowed funds consist of federal funds purchased, securities sold under agreements to repurchase, bank notes, and treasury tax, loan and demand notes. The following amounts and rates applied during the last three years:

                           FEDERAL FUNDS PURCHASED AND
                              SECURITIES SOLD UNDER
                            AGREEMENTS TO REPURCHASE:                BANK NOTES                AGGREGATE OTHER BORROWED FUNDS
                          ------------------------------   ------------------------------   ------------------------------------
                            1996       1995       1994       1996       1995       1994        1996         1995         1994
                            ----       ----       ----       ----       ----       ----        ----         ----         ----
                              (DOLLARS IN THOUSANDS)           (DOLLARS IN THOUSANDS)              (DOLLARS IN THOUSANDS)
Amounts outstanding at
  year-end                $482,499   $536,686   $437,191   $445,000   $575,000   $400,000   $1,235,867   $1,307,617   $1,010,769
Average amount
  outstanding during
  year                    $519,579   $429,881   $414,589   $415,410   $591,507   $358,342   $1,155,504   $1,185,629   $  933,458
Maximum amount
  outstanding any month-
  end                     $610,636   $536,686   $577,988   $495,000   $800,000   $440,000   $1,327,547   $1,329,425   $1,071,988
Weighted average
  interest rate at
  year-end(1)                 5.28%      5.86%      4.81%      6.22%      6.35%      5.80%        5.47%        5.95%        5.29%
Weighted average
  interest rate during
  year(1)                     4.67%      5.13%      3.74%      6.36%      6.33%      4.65%        5.50%        5.88%        4.12%

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

     Old Kent's operations center is housed in two buildings located near Grand Rapids. The two buildings, which have a total of 310,000 square feet, are owned by Old Kent Bank (Michigan).

     Old Kent's subsidiary banks conducted business from a total of 215 full service banking offices as of December 31, 1996. Of the full service banking offices, 160 are owned by the banks or their subsidiaries, and 55 are leased from various independent parties for various lease terms.

ITEM 3. LEGAL PROCEEDINGS.

     Old Kent's subsidiaries are parties, as plaintiff or defendant, to a number of legal proceedings. Except as described below, all of these proceedings are considered to be ordinary routine litigation incidental to their business, and none is considered to be a material pending legal proceeding.

     Old Kent Bank (Michigan) is named, among other defendants, in a lawsuit filed by Grow Group, Inc. ("Grow") presently pending in the United States District Court for the Western District of Michigan. Principal defendants in this case include Perrigo Company ("Perrigo"), Michael J. Jandernoa (Chairman of the Board and Chief Executive Officer of Perrigo, and presently a director of Old Kent), certain other persons who are believed to have been directors and officers of Perrigo, Old Kent, Old Kent Bank (Michigan), and National Bank of Detroit ("NBD"; now NBD Bank), with which Old Kent Bank participated in the financing arrangement that is in part the subject of the case. Old Kent Financial Corporation was a named defendant, but has been dismissed from the case.

     In 1988, Old Kent Bank (Michigan) participated in a credit facility that partially financed the purchase of all of the stock of Perrigo from Grow by individual and corporate defendants in the case. Grow now alleges that NBD and Old Kent Bank (Michigan) conspired with and aided and abetted the individual defendants in certain breaches of duties, fraud, and usurpation of corporate opportunity; misappropriated and used confidential and proprietary information for their own benefit; and breached a relationship of trust and confidence with Grow. Grow demands judgment against the defendants, jointly and severally, for damages in an unspecified but apparently material amount, profits and benefits accruing to the defendants as a result of the alleged wrongful acts, punitive damages, interest, and costs. The case was initiated in April 1994 in the Supreme Court, State of New York, County of New York and was then removed by the defendants to federal court in New York. The New York federal court transferred the case to the Western District of Michigan. Further proceedings in the case will take place before federal district judge Robert Holmes Bell in Grand Rapids.

     Discovery proceedings in this case are in the early stages. Based on the limited information presently available, Old Kent has no reason to believe that there is a basis for a meritorious claim against Old Kent Bank (Michigan) in this case and intends to oppose the action vigorously.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.

SUPPLEMENTAL ITEM. EXECUTIVE OFFICERS OF THE REGISTRANT.

     Old Kent's executive officers are appointed annually by, and serve at the pleasure of, the Old Kent board of directors. Biographical information concerning executive officers as of February 17, 1997, who are not directors or nominated for election to the board of directors is presented below:

     Steven D. Crandall (age 44) is Senior Vice President (Human Resources) of Old Kent. He has been a senior vice president of Old Kent since 1983. Prior to that, he served Old Kent in various other executive capacities. Mr. Crandall is also a member of Old Kent's Management Committee.

     David A. Dams (age 44) is Executive Vice President (Corporate Banking) of Old Kent Bank (Michigan). He has been an executive vice president of Old Kent Bank (Michigan) since 1986. Prior to that, he served Old Kent in various other executive capacities. Mr. Dams is a director of Vanguard Financial Service Corp. and GHA and is also a member of Old Kent's Management Committee.

     E. Philip Farley (age 57) is Executive Vice President (Investment Management and Trust Services) of Old Kent Bank (Michigan). He has been an executive vice president of Old Kent Bank (Michigan) since 1987. Prior to that, he served Old Kent in various other executive capacities. Mr. Farley is a director of Old Kent Brokerage Services, Inc. and is also a member of Old Kent's Management Committee.

     Ralph W. Garlick (age 60) has been Executive Vice President of Old Kent since 1989. Prior to that, he served Old Kent in various other executive capacities. Mr. Garlick is also President of Old Kent Bank-East (since 1995) and a member of Old Kent's Management Committee.

     Richard L. Haug (age 57) has been Senior Vice President and General Auditor of Old Kent since 1986.

     James A. Hubbard (age 42) has been Executive Vice President of Old Kent and President and Chief Executive Officer of Old Kent Bank (Illinois) since 1997. Mr. Hubbard is a director of Old Kent Bank (Illinois) and a member of Old Kent's Management Committee. Previously, Mr. Hubbard held various positions with American National Bank in Chicago, Illinois.

     Kevin T. Kabat (age 40) is Senior Executive Vice President of Old Kent and Senior Executive Vice President and Chief Operating Officer of Old Kent Bank (Michigan). He was Executive Vice President of Old Kent from 1995 to 1997, Senior Vice President and Manager of Corporate Operations and Technology of Old Kent from 1993 until 1995, and a senior vice president and manager of corporate operations from 1990 until 1993. Prior to that, he served Old Kent in various other executive capacities. Mr. Kabat is a director of Old Kent Brokerage Services, Inc. and a member of Old Kent's Management Committee.

     David L. Kerstein (age 52) has been Executive Vice President (Retail Banking and Marketing) of Old Kent since 1997. He was Executive Vice President (Retail Banking) of Old Kent from 1992 to 1997. Prior to that, he was a senior vice president of Bank One (Texas), a bank. Mr. Kerstein is a director of GHA and Old Kent Financial Life Insurance Company and a member of Old Kent's Management Committee.

     Larry S. Magnesen (age 39) has been Senior Vice President (Retail Administration) of Old Kent Bank (Michigan) since 1997. He was a senior vice president of Old Kent from 1996 to 1997. Prior to that, he was a vice president of Banc One Corporation and Banc One Ohio Corporation, bank holding companies. Mr. Magnesen is also a member of Old Kent's Management Committee.

     Mary E. Tuuk (age 32) has been Secretary and Vice President (Legal Coordinator) of Old Kent since 1996. Previously, Ms. Tuuk was an attorney with the law firm Chapman and Cutler in Chicago, Illinois. Ms. Tuuk is a regular trustee of the Old Kent Capital Trust I, an Old Kent subsidiary.

     Robert H. Warrington (age 49) is Senior Executive Vice President of Old Kent and President of Old Kent Mortgage Services, Inc. and Old Kent Mortgage Company. He was an executive vice president of Old Kent from 1995 to 1997 and has been President of Old Kent Mortgage Services, Inc. and Old Kent Mortgage Company since 1993. He was a senior vice president of Old Kent Bank (Michigan) from 1988 until 1993. Prior to that, he served Old Kent in various other executive capacities. Mr. Warrington is a director of Old Kent Brokerage Services, Inc., Old Kent Mortgage Company, Old Kent Mortgage Services, Inc., NPMC, Republic, Old Kent Financial Life Insurance Company, and GHA, Chairman of the Board of NPMC and Republic, and a member of Old Kent's Management Committee.

     Michael J. Whalen (age 48) has been Senior Vice President and Senior Credit Officer of Old Kent since 1997. Previously, he was President and Chief Executive Officer of Old Kent Bank (Illinois) and served Old Kent in various other executive capacities. He is a director of Vanguard Financial Service Corp. and a member of Old Kent's Management Committee.

     Thomas D. Wisnom (age 58) is Executive Vice President (Community Bank Administration) of Old Kent. He has been an executive vice president of Old Kent since 1985. Prior to that, he served Old Kent in various other executive capacities. Mr. Wisnom is a director of Old Kent Financial Life Insurance Company and a member of Old Kent's Management Committee.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

     The information under the caption "Cash Dividends" and "Old Kent Common Stock" on pages S-24 of Old Kent's Annual Report to Shareholders for the year ended December 31, 1996 (the "1996 Annual Report"), is here incorporated by reference. Old Kent's 1996 Annual Report is printed and distributed with its definitive Proxy Statement for its Annual Meeting of Shareholders to be held April 21, 1997 (the "1997 Proxy Statement").

ITEM 6. SELECTED FINANCIAL DATA.

     The information under the caption "Five Year Summary of Selected Financial Data" on page S-3 of Old Kent's 1996 Annual Report is here incorporated by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The information under the caption "Financial Review" on pages S-4 through S-31 of Old Kent's 1996 Annual Report is here incorporated by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The financial statements, notes and the report of independent public accountants on pages S-33 through S-64 of Old Kent's 1996 Annual Report is here incorporated by reference.

     The information under the caption "Quarterly Financial Data" on page S-31 of Old Kent's 1996 Annual Report is here incorporated by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information set forth under the captions "Board of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the 1997 Proxy Statement is here incorporated by reference.

ITEM 11. EXECUTIVE COMPENSATION.

     The information set forth under the captions "Compensation of Executive Officers and Directors," "Executive Severance Agreements," and "Compensation of Directors" in the 1997 Proxy Statement is here incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information set forth under the caption "Voting Securities" in the 1997 Proxy Statement is here incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information set forth under the caption "Certain Relationships and Related Transactions" in the 1997 Proxy Statement is here incorporated by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) (1) Financial Statements. The following financial statements and report of independent public accountants of Old Kent Financial Corporation and its subsidiaries are filed as part of this report:

     Report of Independent Public Accountants dated January 20, 1997

     Consolidated Balance Sheets -- December 31, 1995 and 1996

     Consolidated Statements of Income for each of the three years in the period ended December 31, 1996

     Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 1996

     Consolidated Statements of Shareholders' Equity for each of the three years in the period ended December 31, 1996

     Notes to Consolidated Financial Statements

     The financial statements, the notes to financial statements, and the report of independent public accountants listed above are incorporated by reference in
Item 8 of this report.

     (2) Financial Statement Schedules. Not applicable.

     (3) Exhibits. The following exhibits are filed as part of this report:

Number                              Exhibit
------                              -------
 3.1      Restated Articles of Incorporation. Previously filed as
          Exhibit 3(a) to Old Kent's Form 10-Q Quarterly Report for
          the quarter ended March 31, 1993. Here incorporated by
          reference.

 3.2      Bylaws. Previously filed as Exhibit 3(b) to Old Kent's Form
          8-K filed February 23, 1996. Here incorporated by reference.

 4.1      Rights Agreement. Previously filed as an exhibit to Old
          Kent's Form 8-A Registration Statement filed January 21,
          1997. Here incorporated by reference.

 4.2      Certificate of Designation, Preferences, and Rights of
          Series B Preferred Stock. Previously filed as Exhibit 4(b) to Old Kent's Form 8-K filed February 23, 1996. Here incorporated by reference.

 4.3      Certificate of Designation, Preferences, and Rights of
          Series C Preferred Stock. Previously filed as Exhibit 4.3 to
          Old Kent's Form 8-K filed March 5, 1997. Here incorporated by reference.
 4.4      Form of Old Kent Capital Trust I Floating Rate Subordinated
          Capital Income Securities (Liquidation Amount of $1,000 per
          Capital Security). Previously filed as Exhibit 4.4 to Old
          Kent's Form 8-K filed March 5, 1997. Here incorporated by reference.
 4.5      Form of Old Kent Financial Corporation Floating Rate Junior
          Subordinated Debenture due 2027. Previously filed as Exhibit
          4.5 to Old Kent's Form 8-K filed March 5, 1997. Here incorporated by reference.
 4.6 Amended and Restated Declaration of Trust, dated as of January 31, 1997, among Old Kent; Albert T. Potas, Thomas E.
          Powell, and Mary E. Tuuk, as "Regular Trustees" (as defined therein); Bankers Trust Company; and Bankers Trust
          (Delaware). Previously filed as Exhibit 4.6 to Old Kent's
          Form 8-K filed March 5, 1997. Here incorporated by reference.
 4.7      Guarantee Agreement, dated as of January 31, 1997, between
          Old Kent and Bankers Trust Company. Previously filed as
          Exhibit 4.7 to Old Kent's Form 8-K filed March 5, 1997. Here incorporated by reference.
 4.8 Indenture, dated as of January 31, 1997, between Old Kent and Bankers Trust Company. Previously filed as Exhibit 4.8 to Old Kent's Form 8-K filed March 5, 1997. Here incorporated by reference.

Number                              Exhibit
------                              -------
 4.9      Registration Rights Agreement, dated as of January 31, 1997, among Old Kent Capital Trust I, Old Kent Financial
          Corporation, and Lehman Brothers Inc. Previously filed as
          Exhibit 4.9 to Old Kent's Form 8-K filed March 5, 1997. Here incorporated by reference.
 4.10     Long-term Debt. Old Kent has outstanding long-term debt
          which at the time of this report does not exceed 10% of Old
          Kent's total consolidated assets. Old Kent agrees to furnish copies of the agreements defining the rights of holders of such long-term indebtedness to the Securities and Exchange
          Commission upon request.
10.1      Incentive Stock Option Plan of 1982.* Previously filed as
          Exhibit 10(a) to Old Kent's Form 10-K Annual Report for its
          fiscal year ended December 31, 1991. Here incorporated by
          reference.
10.2      Amendment to Incentive Stock Option Plan of 1982.*
          Previously filed as Exhibit 10(b) to Old Kent's Form 10-K
          Annual Report for its fiscal year ended December 31, 1991.
          Here incorporated by reference.
10.3      Old Kent Executive Retirement Income Plan and Related
          Trust.* Previously filed as Exhibit 10(c) to Old Kent's Form
          10-K Annual Report for its fiscal year ended December 31,
          1991. Here incorporated by reference.
10.4      Amendment to Executive Retirement Income Plan.* Previously
          filed as Exhibit 10(d) to Old Kent's Form 10-K Annual Report for its fiscal year ended December 31, 1994. Here
          incorporated by reference.
10.5      Executive Stock Option Plan of 1986.* Previously filed as
          Exhibit 10 to Old Kent's Form 10-Q Quarterly Report for its
          fiscal quarter ended September 30, 1995. Here incorporated by reference.
10.6      Amendment to Restricted Stock Plan of 1987.* Previously
          filed as Exhibit 10(f) to Old Kent's Form 8-K filed February
          23, 1996. Here incorporated by reference.
10.7      Old Kent Executive Thrift Plan and Related Trust.*
          Previously filed as Exhibit 10(f) to Old Kent's Form 10-K
          Annual Report for its fiscal year ended December 31, 1991.
          Here incorporated by reference.
10.8      Amendment to Executive Thrift Plan.* Previously filed as
          Exhibit 10(h) to Old Kent's Form 10-K Annual Report for its
          fiscal year ended December 31, 1994. Here incorporated by
          reference.
10.9      Rights Agreement. Previously filed as an exhibit to Old
          Kent's Form 8-A Registration Statement filed January 22,
          1997. Here incorporated by reference.
10.10     Deferred Stock Compensation Plan and Related Trust.*
          Previously filed as Exhibit 10(j) to Old Kent's Form 10-K
          Annual Report for its fiscal year ended December 31, 1994.
          Here incorporated by reference.
10.11     Stock Option Incentive Plan of 1992.* Previously filed as
          Exhibit 10(b) to Old Kent's Form 10-Q Quarterly Report for
          its fiscal quarter ended June 30, 1995. Here incorporated by reference.
10.12     Old Kent Deferred Compensation Plan and Related Trust.*
          Previously filed as Exhibit 10(m) to Old Kent's Form 10-K
          Annual Report for its fiscal year ended December 31, 1991.
          Here incorporated by reference.
10.13     Old Kent Directors' Deferred Compensation Plan and Related
          Trust.* Previously filed as Exhibit 10(n) to Old Kent's Form
          10-K Annual Report for its fiscal year ended December 31,
          1994. Here incorporated by reference.
10.14     Restricted Stock Agreement for Mr. Warrington.* Previously
          filed as Exhibit 10(p) to Old Kent's Form 8-K filed February
          23, 1996. Here incorporated by reference.
10.15     Restricted Stock Agreement for Mr. Warrington.* Previously
          filed as Exhibit 10(q) to Old Kent's Form 8-K filed February
          23, 1996. Here incorporated by reference.
10.16     Pooling and Service Agreement. Previously filed as Exhibit
          10(r) to Old Kent's Form 8-K filed February 23, 1996. Here incorporated by reference.

Number                              Exhibit
------                              -------
10.17     Executive Severance Agreements for Messrs. Wagner, Sadler,
          Sherwood, Wisnom, Kabat, and Warrington.* Previously filed as Exhibit 10.17 to Old Kent's Form 8-K filed March 5, 1997.
          Here incorporated by reference.
10.18     Executive Severance Agreements for Messrs. Dams, Farley,
          Garlick, Jennings, Kerstein, Crandall, Whalen, and
          Magnesen.* Previously filed as Exhibit 10.18 to Old Kent's
          Form 8-K filed March 5, 1997. Here incorporated by
          reference.
10.19     Amendment to Executive Stock Option Plan of 1986.*
          Previously filed as Exhibit 10.19 to Old Kent's Form 8-K
          filed March 5, 1997. Here incorporated by reference.
10.20     Amendment to Stock Option Incentive Plan of 1992.*
          Previously filed as Exhibit 10.20 to Old Kent's Form 8-K
          filed March 5, 1997. Here incorporated by reference.
10.21     Restricted Stock Plan of 1987.* Previously filed as part of
          Old Kent's Definitive Proxy Statement dated March 6, 1992.
          Here incorporated by reference.
11        Statement Re Computation of Earnings per Common Share.
12        Statement Re Computation of Other Ratios.
13        Annual Report to Shareholders. This exhibit, except for
          those portions expressly incorporated by reference in this filing, is furnished for the information of the Commission and is not deemed "filed" as part of this filing.
21        Subsidiaries of Registrant.
23        Consent of Independent Public Accountants.
24        Powers of Attorney.
27        Financial Data Schedule.
99        Old Kent Thrift Plan Performance Table.

-------------------------
* These agreements are management contracts or compensation plans or arrangements required to be filed as exhibits to this Form 10-K.

     Old Kent will furnish a copy of any exhibit listed above to any Old Kent shareholder without charge upon written request to Ms. Mary E. Tuuk, Secretary, Old Kent Financial Corporation, 111 Lyon St., N.W., Grand Rapids, Michigan 49503.

     (b) Reports on Form 8-K. Old Kent did not file any reports on Form 8-K during the fourth quarter of 1996.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Old Kent Financial Corporation
                                          (Registrant)

Date: March 7, 1997                       By /s/ MARY E. TUUK
                                          --------------------------------------
                                          Mary E. Tuuk
                                          Secretary and Vice President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

March 7, 1997                        /s/ JOHN M. BISSELL*
                                     ------------------------------------------------------------
                                     John M. Bissell
                                     Director

March 7, 1997                        /s/ JOHN D. BOYLES*
                                     ------------------------------------------------------------
                                     John D. Boyles
                                     Director

March 7, 1997                        /s/ RICHARD M. DEVOS, JR.*
                                     ------------------------------------------------------------
                                     Richard M. DeVos, Jr.
                                     Director

March 7, 1997                        /s/ JAMES P. HACKETT*
                                     ------------------------------------------------------------
                                     James P. Hackett
                                     Director

March 7, 1997                        /s/ ERINA HANKA*
                                     ------------------------------------------------------------
                                     Erina Hanka
                                     Director

March 7, 1997                        /s/ EARL D. HOLTON*
                                     ------------------------------------------------------------
                                     Earl D. Holton
                                     Director

March 7, 1997                        /s/ MICHAEL J. JANDERNOA*
                                     ------------------------------------------------------------
                                     Michael J. Jandernoa
                                     Director

March 7, 1997                        /s/ JOHN P. KELLER*
                                     ------------------------------------------------------------
                                     John P. Keller
                                     Director

March 7, 1997                        /s/ WILLIAM U. PARFET*
                                     ------------------------------------------------------------
                                     William U. Parfet
                                     Director

March 7, 1997                        /s/ PERCY A. PIERRE*
                                     ------------------------------------------------------------
                                     Percy A. Pierre
                                     Director

March 7, 1997                        /s/ ROBERT L. SADLER*
                                     ------------------------------------------------------------
                                     Robert L. Sadler
                                     Vice Chairman of the Board and
                                     Director

March 7, 1997                        /s/ PETER F. SECCHIA*
                                     ------------------------------------------------------------
                                     Peter F. Secchia
                                     Director

March 7, 1997                        /s/ B. P. SHERWOOD, III
                                     ------------------------------------------------------------
                                     B. P. Sherwood, III
                                     Vice Chairman of the Board, Treasurer, and
                                     Director (Principal Financial and Accounting Officer)

March 7, 1997                        /s/ DAVID J. WAGNER*
                                     ------------------------------------------------------------
                                     David J. Wagner
                                     Chairman, President, Chief Executive Officer, and
                                     Director (Principal Executive Officer)

                                     *By /s/ MARY E. TUUK
                                         --------------------------------------------------------
                                         Mary E. Tuuk
                                         Attorney-in-Fact


                                       21