Form 10-Q
period 1997-03-31
OLD KENT FINANCIAL CORP /MI/
filed 1997-05-15
CIK 746969

SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C.   20549

                           FORM 10-Q


       X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
           For the quarterly period ended March 31, 1997, or

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

         111 Lyon Street NW
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

              Yes         X        No


The number of shares outstanding of the registrant's Common stock, par value $1, as of April 30, 1997 was 45,288,515 shares.

                                        INDEX

                      OLD KENT FINANCIAL CORPORATION


PART I.          FINANCIAL INFORMATION

Item 1.          Consolidated Financial Statements (unaudited)

                 Consolidated Balance Sheets as of March 31, 1997
                    and December 31, 1996

                 Consolidated Statements of Income for the three
                     months ended March 31, 1997 and 1996

                 Consolidated Statements of Cash Flows for the
                    three months ended March 31, 1997 and 1996

                 Notes to Consolidated Financial Statements

Item 2.          Management's Discussion and Analysis of
                    Financial Condition and Results of Operations


PART II.        OTHER INFORMATION

Item 2.          Changes in securities

Item 4.          Submission of matters to a vote of securities holders

Item 6.          Exhibits and Reports on Form 8-K



SIGNATURES

OLD KENT FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets (Unaudited)_______________________________________________________________________

                                                                                  March 31,      December 31,
(dollars in thousands)                                                              1997            1996
ASSETS:
Cash and due from banks......................................................     $   527,514     $   530,444
Federal funds sold and resale agreements.....................................          26,622         107,353
Total cash and cash equivalents..............................................         554,136         637,797
Interest-earning deposits....................................................             394             803
Trading account securities...................................................          57,748          19,009
Mortgages held-for-sale......................................................         652,543         589,245
Securities available-for-sale:
   Collateralized mortgage obligations and other mortgage-backed
       securities............................................................       1,068,097         673,722
   Other securities..........................................................       1,016,011       1,221,476
Total securities available-for-sale (amortized cost of
     $2,120,048, and $1,910,367, respectively)...............................       2,084,108       1,895,198
Securities held-to-maturity:
   Collateralized mortgage obligations and other mortgage-backed
       securities............................................................         703,818         746,355
   Other securities..........................................................         160,881         162,975
Total securities held-to-maturity (market values of
     $865,575 and $911,592, respectively)....................................         864,699         909,330
Loans  ......................................................................       8,400,878       8,097,056
Allowance for credit losses..................................................        (168,323)       (165,928)
Net loans....................................................................       8,232,555       7,931,128
Premises and equipment.......................................................         181,075         173,916
Other assets.................................................................         559,198         490,402
Total Assets.................................................................     $13,186,456     $12,646,828



LIABILITIES AND SHAREHOLDERS' EQUITY:
Liabilities:
Deposits:
   Non-interest bearing......................................................     $ 1,600,884     $ 1,580,960
   Interest-bearing..........................................................       8,668,321       8,474,754
   Foreign deposits -- interest-bearing......................................          23,559          24,433
     Total deposits..........................................................      10,292,764      10,080,147
Other borrowed funds.........................................................       1,397,608       1,235,867
Other liabilities............................................................         294,306         237,057
Subordinated debt............................................................         100,000         100,000
Guaranteed preferred beneficial interests in the Corporation's
     junior subordinated debentures..........................................         100,000              --
Total Liabilities............................................................      12,184,678      11,653,071

Shareholders' Equity:
Preferred stock: 25,000,000 shares authorized and unissued...................              --              --
Common stock, $1 par value: 150,000,000 shares authorized;
  45,346,066 and 44,944,321 shares issued and outstanding ...................          45,346          44,944
Capital surplus..............................................................         170,642         175,842
Retained earnings............................................................         808,316         782,830
Valuation adjustment of securities available-for-sale........................         (22,526)         (9,859)
Total Shareholders' Equity...................................................       1,001,778         993,757

Total Liabilities and  Shareholders' Equity..................................     $13,186,456     $12,646,828

OLD KENT FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Income (Unaudited)____________________________________________________
                                                                          For the Three Months
                                                                             Ended March 31,
(in thousands, except per share data)                                       1997          1996
Interest Income:
  Interest and fees on loans...........................................   $187,572      $169,791
  Interest on mortgages held-for-sale..................................     10,100         5,998
  Interest on securities available-for-sale............................     29,236        35,842
  Interest on securities held-to-maturity:
    Taxable............................................................     13,121        13,976
    Tax-exempt.........................................................      2,190         2,560
  Interest on deposits.................................................         49           256
  Interest on federal funds sold and resale agreements.................      2,152           640
  Interest on trading account securities...............................        688            88
  Total interest income................................................    245,108       229,151

Interest Expense:
  Interest on domestic deposits........................................     97,089        91,324
  Interest on foreign deposits.........................................        409         1,240
  Interest on other borrowed funds.....................................     15,935        16,735
  Interest on subordinated debt........................................      2,785         1,686
  Total interest expense...............................................    116,218       110,985

Net Interest Income....................................................    128,890       118,166

Provision for credit losses............................................     10,221         6,252
  Net interest income after provision
    for credit losses..................................................    118,669       111,914

Other Income:
  Mortgage banking revenue (net).......................................     18,810        10,820
  Trust income.........................................................     12,852        11,068
  Service charges on deposit accounts..................................     11,431        10,724
  Insurance sales commissions..........................................      3,494         3,164
  ATM fees.............................................................        965           682
  Brokerage commissions................................................        811           366
  Credit card transaction revenue - net................................        662         1,767
  Securities gains/(losses)............................................       (637)          854
  Nonrecurring and other real estate owned income......................      2,587         2,497
  Other................................................................      9,013         7,103
  Total other income...................................................     59,988        49,045

Other Expenses:
  Salaries and employee benefits.......................................     61,524        51,194
  Occupancy expense....................................................      8,617         7,460
  Equipment expense....................................................      6,617         5,747
  Advertising and promotion............................................      2,027         4,248
  Amortization of goodwill and intangibles.............................      3,370         2,460
  FDIC Insurance.......................................................        241           181
  Nonrecurring and other real estate owned expense.....................        227           291
  Other expenses.......................................................     34,390        29,765
  Total other expenses.................................................    117,013       101,346

Income Before Income Taxes.............................................     61,644        59,613
  Income taxes.........................................................     20,640        20,379
Net Income.............................................................   $ 41,004      $ 39,234

Per Common Share:
  Net income...........................................................   $   0.89      $   0.82
  Dividends............................................................   $  0.340      $  0.305

Number of Common Shares Used to Calculate
  Net Income Per Share (in thousands)..................................     46,111        47,912

OLD KENT FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
Three months ended March 31, 1997 (dollars in thousands)                                   1997             1996
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income......................................................................   $    41,004      $    39,234
  Adjustments to reconcile net income
      to net cash provided by operating activities:
          Provision for credit losses.............................................        10,221            6,252
          Depreciation, amortization and accretion................................        18,061           14,175
          Net gains on sales of assets............................................       (13,500)          (9,170)
          Net change in trading account securities................................         3,584            4,025
          Originations and acquisitions of mortgages held-for-sale................      (503,293)        (768,376)
          Proceeds from sales and prepayments of mortgages held-for-sale..........       451,010          665,137
          Net change in other assets..............................................       (35,730)           8,916
          Net change in other liabilities.........................................        55,872           19,400
  Net cash (used for) provided by operating activities............................        27,229          (20,407)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from maturities and prepayments of securities available-for-sale.......        26,886          123,770
  Proceeds from sales of securities available-for-sale............................       875,815          961,062
  Purchases of securities available-for-sale......................................    (1,043,527)      (1,172,878)
  Proceeds from maturities and prepayments of securities held-to-maturity.........        46,510            9,699
  Proceeds from sales of securities held-to-maturity..............................             -              860
  Purchases of securities held-to-maturity........................................        (2,736)        (128,398)
  Net change in interest-earning deposits.........................................           408          173,207
  Net increase in loans...........................................................      (103,783)        (233,724)
  Purchases of leasehold improvements, premises and equipment, net.............           (6,135)          (3,706)
  Cash acquired in business acquisition...........................................        14,284                -
  Sale of business units (net of cash sold).......................................         1,234            7,123
  Net cash used for investing activities..........................................      (191,044)        (262,985)


CASH FLOWS FROM FINANCING ACTIVITIES:
  Change in time deposits.........................................................       (47,527)         467,050
  Change in demand and savings deposits...........................................       (41,662)         (47,663)
  Change in other borrowed funds..................................................       161,739         (185,046)
  Proceeds of guaranteed preferred beneficial interests in the
       Corporation's junior subordinated debentures...............................       100,000                -
  Repurchases of common stock.....................................................       (79,865)         (23,164)
  Proceeds from common stock issuances............................................         2,988            2,342
  Dividends paid to shareholders..................................................       (15,519)         (14,563)
  Net cash provided by financing activities.......................................        80,154          198,956

  Net change in cash and cash equivalents.........................................       (83,661)         (84,436)
  Cash and cash equivalents at beginning of year..................................       637,797          577,056
  Cash and cash equivalents at March 31...........................................   $   554,136      $   492,620


  Supplemental disclosures of cash flow information:
    Interest paid on deposits, other borrowed funds and
      subordinate debt............................................................   $   125,691      $   110,756
    Federal income taxes paid.....................................................         1,500              475
  Significant non-cash transactions:
    Stock issued to acquire business..............................................        71,767            8,431

OLD KENT FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 1997

NOTE A:  BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1997, are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation's annual report on Form 10-K for the year ended December 31, 1996.

Certain reclassifications have been made to prior periods' financial statements to place them on a basis comparable with the current periods' financial statements.

NOTE B:  LOANS AND NONPERFORMING ASSETS
The following summarizes loans and nonperforming assets at the dates indicated (dollars in thousands):

                                                                              March 31,    December 31,
    Loans:                                                                      1997           1996
    Commercial...........................................................    $2,347,281     $2,205,837
    Real estate  - Commercial............................................     1,744,939      1,719,699
    Real estate  - Construction..........................................       448,087        428,001
    Real estate  - Residential mortgages.................................       967,458        859,318
    Real estate  - Consumer home equity .................................       779,574        728,530
    Consumer.............................................................     1,634,184      1,636,719
    Credit card loans....................................................       282,332        317,554
    Lease financing......................................................       197,023        201,398
    Total Loans..........................................................    $8,400,878     $8,097,056


                                                                              March 31,   December 31,
    Nonperforming assets:                                                          1997           1996
    Nonaccrual loans ....................................................    $   42,560     $   39,950
    Restructured loans...................................................         3,644          2,832
      Impaired loans.....................................................        46,204         42,782
    Other real estate owned..............................................         6,027          7,097
    Total nonperforming assets...........................................    $   52,231     $   49,879

    Loans past due 90 days or more.......................................    $   30,825     $   36,817

Additionally, at March 31, 1997, the Corporation's management has identified loans totalling approximately $10 million as potential problem loans. These loans are not included as nonperforming assets in the table above. While these loans were in compliance with repayment terms at March 31, 1997, other circumstances caused management to seriously doubt the ability of the borrowers to continue to remain in compliance with existing loan repayment terms.

OLD KENT FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued (Unaudited)
March 31, 1997

NOTE C:  ALLOWANCE FOR CREDIT LOSSES AND NET CHARGE-OFFS
The following summarizes the changes in the allowance for credit losses, and net charge-offs (in thousands of dollars):

                                                                             For the Three Months
                                                                                ended March 31
    Allowance for Credit Losses                                               1997           1996
    Balance at January 1,................................................  $165,928       $174,248
    Changes in allowance due to acquisitions and (sold) loans............     3,184         (1,179)
    Provision for credit losses..........................................    10,221          6,252
    Gross loans charged-off..............................................   (15,229)        (8,095)
    Gross recoveries of loans previously charged-off.....................     4,219          2,236
    Balance at end of period,............................................  $168,323       $173,462

                                                                             For the Three Months
                                                                                ended March 31
    Net Loan Charge-Offs                                                      1997           1996
    Commercial Loans & Commercial Real Estate............................   ($1,515)         ($995)
    Consumer.............................................................     5,475          2,273
    Credit Card..........................................................     6,311          2,521
    Residential Mortgages................................................         1              -
    Leases...............................................................       738          2,060
    Total Net Charge-Offs................................................  $ 11,010       $  5,859

NOTE D:  SECURITIES AVAILABLE-FOR-SALE
 The following summarizes amortized costs and estimated market values of securities available-for-sale at the dates indicated (in thousands of dollars):

                                                                                                         Carrying
                                                                             Gross        Gross            Value
                                                             Amortized    Unrealized    Unrealized       at Market
    March 31, 1997:                                             Cost         Gains        Losses           Value
    U.S. Treasury and federal agency securities...........  $  968,025      $   24       $24,028         $  944,021
    Collateralized mortgage obligations:
         U.S. Government issued...........................     760,822       1,113         6,819            755,116
         Privately issued.................................     228,320          26         4,346            224,000
    Mortgage-backed pass-through securities...............      91,059         121         2,199             88,981
    Other securities......................................      71,822         440           272             71,990
    Total securities available-for-sale...................  $2,120,048      $1,724       $37,664         $2,084,108

    December 31, 1996:
    U.S. Treasury and federal agency securities...........  $1,167,775      $  298       $ 7,891         $1,160,182
    Collateralized mortgage obligations:
         U.S. Government issued...........................     419,499         433         3,064            416,868
         Privately issued.................................     189,347         465         4,277            185,535
    Mortgage-backed pass-through securities...............      72,452          46         1,179             71,319
    Other securities......................................      61,294                                       61,294
    Total securities available-for-sale...................  $1,910,367      $1,242       $16,411         $1,895,198

OLD KENT FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued (Unaudited)
March 31, 1997

NOTE E:  SECURITIES HELD-TO-MATURITY
The following summarizes amortized costs and estimated market values of securities held-to-maturity at the dates indicated (in thousands of dollars):


                                                                           Gross        Gross
                                                            Amortized   Unrealized   Unrealized      Market
    March 31, 1997                                             Cost        Gains       Losses        Value
    U.S. Treasury and federal agency securities...........  $  6,144      $    1       $   17      $  6,128
    Collateralized mortgage obligations:
         U.S. Government issued...........................   431,065       1,324        4,858       427,531
         Privately issued.................................   156,513         152          196       156,469
    Mortgage-backed pass-through securities...............   116,240       1,310          884       116,666
    State and political subdivisions......................   154,737       5,156        1,112       158,781
    Total securities held-to-maturity.....................  $864,699      $7,943       $7,067      $865,575

    December 31, 1996:
    U.S. Treasury and federal agency securities...........  $  6,116      $    9       $    1      $  6,124
    Collateralized mortgage obligations:
         U.S. Government issued...........................   462,778       1,878        3,444       461,212
         Privately issued.................................   160,699                    1,885       158,814
    Mortgage-backed pass-through securities...............   122,878       2,320          247       124,951
    Other Securities......................................   156,859       4,730        1,098       160,491
    Total securities held-to-maturity.....................  $909,330      $8,937       $6,675      $911,592

NOTE F:  BUSINESS COMBINATIONS
On January 1, 1997, Old Kent acquired Seaway Financial Corporation ("Seaway"), a bank holding company, and its subsidiaries, The Commercial and Savings Bank of St. Clair County and The Algonac Savings Bank. The acquisition was effected by a merger of Seaway with and into Old Kent. This transaction was accounted for as a purchase for accounting purposes. At the effective date, Seaway had, on a consolidated basis, assets totaling approximately $345 million and deposits of approximately $302 million. Seaway stockholders received approximately 1.9 million shares of common stock of Old Kent. The principal market for the financial services offered by Seaway was St. Clair County, Michigan, and the communities within St. Clair County.

OLD KENT FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued (Unaudited)
March 31, 1997

NOTE G:  CAPITAL INCOME SECURITIES
On January 31, 1997, Old Kent Capital Trust I, a Delaware business trust controlled by the Corporation, issued $100 million of Floating Rate
Subordinated Capital Income Securities ("preferred securities".)   The
Corporation unconditionally guarantees all of the obligations of Old Kent Capital Trust I. The holders of the preferred securities are entitled to receive cumulative cash distributions accruing from the date of original issuance and payable quarterly in arrears on the 1st day of February, May, August and November of each year commencing May 1, 1997, at a variable rate equal to the three month LIBOR (London Interbank Offering Rate) plus .80%, determined quarterly for the ensuing period two London business days prior to the commencement of each period. In determining the amount of each quarterly distribution, the previously described distribution rate is applied to the liquidation amount of each preferred security computed on a basis of the actual number of days elapsed in a year of twelve 30-day months. The stated maturity of the preferred securities is February 1, 2027, but the securities may be redeemed, in whole or in part, beginning on February 1, 2007 (or earlier due to the occurrence of a Special Event as provided for in the instruments.)

The proceeds of the preferred security issuance were entirely invested by Old Kent Capital Trust I in a similarly featured Junior Subordinated Debenture issued by Old Kent Financial Corporation. The proceeds of the debenture issuance by the Corporation will be used for general corporate purposes, which may include the repurchase of its common shares.

The preferred securities qualify as Tier 1 capital, subject to certain limitations, for regulatory capital purposes. The issuance of these securities had the effect of increasing the Corporation's regulatory capital at March 31, 1997.


NOTE H:  SHAREHOLDERS' EQUITY
In June, 1996, the Board of Directors authorized the repurchase of up to 4.5 million shares of Old Kent Common Stock which would be reserved for later reissue in connection with business acquisitions, future stock dividends, employee benefit plans and other corporate purposes. As of March 31, 1997, approximately 4.2 million shares of Old Kent Common Stock had been purchased under this authorization. In January 1997, approximately 1.9 million of these shares were issued to acquire Seaway Financial Corporation as described in Note F.


NOTE I:  MORTGAGE BANKING REVENUE (NET)
The following summarizes net mortgage banking revenues:

                                                                          For the Three Months
Net mortgage banking revenue:                                                 ended March 31
                                                                             1997         1996
Gross mortgage servicing revenue.........................................  $10,870      $ 6,920
  Less: amortization of mortgage servicing rights & direct costs.........   (6,516)      (5,382)
Net mortgage servicing revenue...........................................    4,354        1,538
Mortgage banking gains (net).............................................   11,014        6,271
Mortgage originations and processing fees (net)..........................    3,442        3,011
  Total net mortgage banking revenue.....................................  $18,810      $10,820

NOTE J:  RESTRUCTURING RESERVES
The Corporation maintains reserves related to a restructuring program undertaken during 1995. The primary components of the reserves consisted of estimated severance costs and costs related to the abandonment of physical facilities. The table below summarizes activity in these reserve accounts since December 31, 1996.

                                                                                   Reserve For:
                                                                             Employee      Facilities
(Dollars in thousands)                                                       Severance     Abandonment
Balance, December 31, 1996...............................................      $1,426         $4,237
Amounts charged to the reserve pursuant to
  the restructuring plans for the three months ended
  March 31, 1997.........................................................        (721)          (202)
Balance, March 31, 1997..................................................      $  705         $4,035

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued (Unaudited)
March 31, 1997

NOTE K: EARNINGS PER SHARE
During February, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). Old Kent is required to adopt the provisions of this statement for the annual period ending December 31, 1997. SFAS 128 specifies computational methods for determining basic and diluted earnings per share which, for Old Kent, will cause a different, but immaterial, results from earnings per share as currently calculated.

SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. It requires the restatement of all prior period earnings per share data presented. The table below compares net income per common share, as currently reported, with proforma basic amounts as calculated under the provisions of SFAS 128.


                                                         For the Three Months
                                                            ended March 31
Net Income Per Common Share:                              1997           1996

As Reported.....................................         $0.89           0.82
Proforma, basic, as calculated under SFAS 128...          0.90           0.83


NOTE L: SUBSEQUENT EVENTS
On April 30, 1997, Old Kent signed an agreement to form a credit card alliance with First National Bank of Omaha. The transaction includes the sale of approximately $280 million in Old Kent credit card outstandings to First National. The transaction is subject to regulatory conditions and is expected to be completed during the second quarter of 1997.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of certain significant factors which have affected Old Kent's financial condition and results of operations during the periods included in the consolidated financial statements included in this filing.

RESULTS OF OPERATIONS
Old Kent's net income was $41.0 million for the first quarter of 1997 compared to $39.2 million for the same period in 1996. First quarter earnings per share was $.89, an 8.5% increase over last year's $.82.

Total assets were $13.2 billion at quarter-end compared to $12.6 billion at December 31, 1996. Return on average equity for the first quarter of 1997 was 16.14% compared to 15.35% for the first quarter of 1996. Return on assets was 1.28% for the first quarter of 1997 compared to 1.31% for the first quarter of 1996.

Old Kent's net interest income for the first quarter of 1997 was $128.9 million, a 9.1% increase over the $118.2 million recorded in the same period of 1996. The increase in net interest income was due to the January 1, acquisition of Seaway Financial Corporation ("Seaway") and a shift in the earning asset mix from lower yielding securities to higher yielding loans. For the first quarter of 1997, the net interest margin was 4.44% compared to 4.34% a year ago. The increase in the net interest margin is primarily due to reduced funding costs and a more favorable earning asset mix.

The provision for credit losses was $10.2 million in the first quarter of 1997 and $6.3 million in the first quarter of 1996. The increase in the provision reflected a decline in consumer credit quality. Net credit losses were $11.0 million or .53% of average loans for the first quarter of 1997 compared to $5.9 million or .31% of average loans for the same period a year ago. The allowance for credit losses as a percent of loans and leases outstanding was 2.00% at March 31, 1997 and 2.05% at December 31, 1996. Impaired loans as a percent of total loans was .55% at March 31, 1997 and .53% at December 31, 1996.

Total other operating income, excluding securities transactions and other nonrecurring income, increased 27% or $12.3 million during the first quarter of 1996 over the same period a year ago. The aforementioned Seaway acquisition accounted for approximately $1.3 million of this increase and another $8.0 million was attributable to our mortgage banking business, primarily a result of growth and expansion of Old Kent Mortgage Company. Trust income increased 16.1% or $1.8 million and service charges on deposits increased 6.6% or $.7 million. All other service charges and fees increased $3.0 million over the same period a year ago.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Nonrecurring and other real-estate owned income totalled $2.6 million for the quarter ended March 31, 1997. This included $1.0 million related to the sale of Old Kent's subsidiary, Hartger & Willard Mortgage Associates, Inc, $.9 million from the sale of certain insurance agency business activities and $.7 million of gains on sales of other real-estate owned.

Old Kent sold approximately $1.1 billion of residential mortgage loans during the quarter. Old Kent's residential third party mortgage servicing portfolio increased 51% to $11.0 billion at March 31, 1997, from $7.2 billion at March 31, 1996, primarily due to acquisitions. The residential third party mortgage servicing portfolio was $9.9 billion at December 31, 1996.

Total net securities gains (losses) for the first quarter of 1996 were ($637,000), compared to gains of $854,000 for the same period of 1996.

Total operating expenses for the first quarter of 1997 increased $15.7 million, or 15.5%, over the same period in 1996. Approximately $3.5 million of this increase relates to the Seaway Acquisition. Salaries, wages and employee benefits increased $10.3 million or 20.2% for the first quarter of 1997 over the first quarter of 1996. The number of full-time equivalent employees increased by 597 over a year ago, to 5,976 at March 31, 1997, which includes the acquisition of 232 Seaway employees and 348 National Pacific Mortgage Co. employees. The following table shows the change in employees:

                                         March 31,
                                       1997     1996     Change
Full-time equivalent staff:
  Banking units                        4,539    4,481       58
  Mortgage banking                     1,222      712      510
  Insurance, leasing & brokerage         215      186       29
  Total                                5,976    5,379      597

During the first quarter of 1996 compared to the same period a year ago, occupancy expenses increased 15.5%, and equipment expenses increased 15.1%. Advertising and promotion decreased 52.3% or $2.2 million from the prior year quarter, largely attributable to the discontinuance of Old Kent's credit card "CardMiles" promotional program, which was canceled in late 1996.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Old Kent maintains a reserve associated with its CardMiles program which is included in other liabilities in the consolidated balance sheets. Old Kent's process for recording the allowance for redemption reserve is based on estimates. Factors affecting these estimates include, among others, current and cumulative redemption experience, rates for air travel, and economic conditions. The Corporation determines its allowance for redemption reserve using a historical "lag" analysis based upon monthly certificate redemptions, correlated with the months in which the certificates were actually earned by eligible cardholders. The allowance for redemption reserve is summarized below:


                                                Three Months Ended
(Dollars in thousands)                               March 31,
CardMiles allowance for redemption reserve              1997
Allowance at beginning of period                      $10,823
Redemptions during period                              (2,599)
Allowance at end of period                            $ 8,224


Amortization of goodwill and intangibles increased 37% or $.9 million. Other operating expenses increased by 15.5% or $4.6 million over the prior year quarter, which includes the impact of recent acquisitions of National Pacific Mortgage Corporation in August 1996, and Seaway Financial Corporation in January 1997.

BALANCE SHEET CHANGES
Total interest-earning assets (at amortized cost), excluding the Seaway acquisition increased 1.1% or $128 million from December 31, 1996. For the three months ended March 31, 1997, excluding the Seaway acquisition, total loans grew at an annualized rate of 4.5% or $92 million, and commercial loans grew at an annualized rate of 9.9% or $113 million. The growth in commercial loans is primarily a result of increased efforts in the Registrant's eastern Michigan, and Illinois markets. Excluding the Seaway acquisition, total securities (at amortized cost) increased $68 million since year-end 1996. Mortgages held-for-sale increased 10.7% or $63 million. Other interest earning assets decreased 33.3% or $42 million, since year end 1996.

Total deposits, exluding the Seaway acquisition, decreased $127 million or 1.3% from year-end 1996: noninterest bearing deposits decreased 1.1% or $17 million and interest-bearing deposits decreased 1.3% or $109 million. Short-term borrowed funds increased $162 million or 13.1% from December 31, 1996.

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

At March 31, 1997, shareholders' equity was $1,002 million compared to $1,020 million at March 31, 1996. In June, 1996, the Corporation was authorized to repurchase up to 4.5 million shares of Old Kent Common Stock. As described in the notes to the consolidated financial statements, through March 31, 1997, approximately 4.2 million shares had been repurchased and approximately 1.9 million shares were issued to acquire Seaway.

The following table lists the number of shares repurchased and reserved at March 31, 1997 with the intent of future reissuance under the authorized programs.

Old Kent Common Stock repurchased and reserved for            Number of shares
  future reissuance at March 31, 1997:                         (In thousands)
Reserved for possible future stock dividends and other
  corporate purposes                                                1,960
Reserved for future reissuance for dividend reinvestment
  and employee stock plans                                            460
Total                                                               2,420

Shares reserved, as shown above, include approximately 1,657 thousand shares which were acquired by the Corporation during the quarter ended March 31, 1997. The repurchase of these shares had a beneficial effect on earnings per common share and return on average equity for that period.

Total equity at March 31, 1997, was reduced by an after-tax unrealized loss of $23 million on securities available-for-sale. Shareholders' equity as a percentage of total assets as of March 31, 1997, was 7.60%.

The following table represents the Registrant's consolidated regulatory capital position as of March 31, 1997:

Regulatory capital at March 31, 1997
(in millions)                                       Tier 1        Total
                                       Leverage   Risk-Based   Risk-Based
                                        Ratio       Capital      Capital
Actual capital                          $997.0      $997.0      $1,219.0
Required regulatory minimum capital      382.1       388.5         777.1
Capital in excess of requirements       $614.9      $608.5      $  441.9

Actual ratio                              7.83%      10.26%        12.55%
Regulatory Minimum Ratio                  3.00%       4.00%         8.00%
Ratio considered "well capitalized"
 by regulatory agencies                   5.00%       6.00%        10.00%

As described in note G, in January, 1997, the Corporation issued $100 million of capital income securities. These "Trust Preferred Capital Securities" are eligible for Tier 1 capital treatment.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The changes in total shareholders' equity and book value per common share are summarized in the tables below.

                                                Total Share-
                                               holders' Equity   Book Value Per
                                                (in millions)     Common Share
Balance, December 31, 1996                         $  993.8          $22.11
Net income for the three months ended
  March 31, 1997                                       41.0             .89
Cash dividends paid                                   (15.5)           (.34)
Net change in valuation adjustment of securities
  available-for-sale                                  (12.7)           (.28)
Stock repurchases (net of stock issued,
  excluding shares issued to acquire Seaway)          (76.6)          (1.69)
Acquisition of Seaway                                  71.8            1.40
Balance, March 31, 1997                            $1,001.8          $22.09

PART II    OTHER INFORMATION

Item 2.    Changes in Securities.

           On January 20, 1997, the board of directors of Old Kent Financial Corporation (the "Corporation") declared a dividend distribution of one Series C Preferred Stock Purchase Right (a "Right") for each outstanding share of the Corporation's common stock to shareholders of record at the close of business on February 14, 1997. Each Right entitled the registered holder to purchase from the Corporation, a unit consisting of 1/100th of a share of Series C Preferred Stock, no par value, at a price of $160 per unit, subject to adjustment. Series C Preferred Stock purchase rights initially will attach to all common stock certificates representing shares of the Corporation's common stock then outstanding and will not be separately traded. The terms of the Rights are set forth in a Rights Agreement between the Corporation and Old Kent Bank as rights agent. Series B Preferred Stock Purchase Rights, which were previously outstanding were redeemed by the Corporation on March 14, 1997.

           On January 31, 1997, the Corporation and Old Kent Capital Trust I, a Delaware statutory business trust controlled by Old Kent Financial Corporation (the "Trust"), sold $100 million aggregate liquidation amount of Floating Rate Subordinated Capital Income Securities (the "Capital Securities"). The sale of securities was exempt from the registration requirements of the Securities Act of 1933 under Rule 144A. The Capital Securities were sold to Lehman Brothers for $98,872,300, and resold by Lehman Brothers to investors who represented that they were "qualified institutional buyers" within the meaning of Rule 144A of the Securities Act of 1933. The Corporation paid Lehman Brothers an aggregate sales commission of $1 million in connection with the sale.

           The Capital Securities, when considered in the aggregate with the purchasers' interests in certain Floating Rate Junior Subordinated Debentures purchased by the Trust from the Corporation and the Corporation's related guarantee, have the financial characteristics of debt securities. Although the sale of such securities is reported here in order to provide complete information, the Corporation does not admit by reporting such sale that the Capital Securities are "equity securities," a sale of which is reportable under Item 2 of Part II of Form 10-Q.

Item 4. Submission of Matters to a Vote of Security Holders. The registrant's annual meeting of shareholders was held on April 21, 1997. The election of directors and procedural matters were voted upon. All nominees for director were elected by the following votes:

           Election of Directors                    Votes Cast
                                               For          Withheld
           Mr. Richard L. Antonini          40,440,089       170,680
           Mr. William P. Crawford          40,502,872       107,897
           Mr. William G. Gonzalez          40,442,644       168,125
           Mr. James P. Hackett             40,455,514       155,255
           Ms. Erina Hanka                  40,495,920       114,849
           Mr. Earl D. Holton               40,494,080       116,689
           Mr. Robert L. Hooker             40,490,143       120,626
           Mr. Michael J. Jandernoa         39,093,159     1,517,610
           Mr. Fred P. Keller               40,496,239       114,530
           Mr. Hendrik G. Meijer            40,500,919       109,850
           Mr. Patrick M. Quinn             40,487,560       123,209
           Ms. Marilyn J. Schlack           40,495,908       114,861
           Mr. B.P. Sherwood III            40,490,532       120,237
           Ms. Margaret S. Walker           40,444,900       165,869

           The terms of the office of the following directors continued after the meeting:

                    Mr. John M. Bissell                Mr. Percy A. Pierre
                    Mr. John D. Boyles                 Mr. Robert L. Sadler
                    Mr. Dick DeVos                     Mr. Peter F. Secchia
                    Mr. John Keller                    Mr. David J. Wagner
                    Mr. William U. Parfet


           The proposals below were approved by the following votes:

                                              For         Against      Abstain
           Proposal to approve the
           Executive Incentive Bonus Plan   34,969,534     2,162,426  3,479,273

           Proposal to approve the
           Executive Stock Incentive Plan   33,106,038     4,102,204  3,402,991

PART II    OTHER INFORMATION


Item 6.    a.)  The following exhibits are filed as part of this report:

           Exhibit
           4.1 Rights Agreement. Previously filed as an exhibit to Old Kent's Form 8-A Registration Statement filed January 21, 1997. Here incorporated by reference.

           4.2 Certificate of Designation, Preferences and Rights of Series C Preferred Stock. Previously filed as Exhibit 4.3 to Old Kent's Form 8-K filed March 5, 1997. Here incorporated by reference.

           4.3 Form of Old Kent Capital Trust I Floating Rate Subordinated Capital Income Securities (Liquidation Amount of $1,000 per Capital Security). Previously filed as Exhibit 4.4 to Old Kent's Form 8-K filed March 5, 1997. Here incorporated by reference.

           4.4 Form of Old Kent Financial Corporation Floating Rate Junior Subordinated Debenture due 2027. Previously filed as
                  Exhibit 4.5 to Old Kent's Form 8-K filed
           4.5 Amended and Restated Declaration of Trust, dated as of January 31, 1997, among Old Kent; Albert T. Potas, Thomas E. Powell, and Mary E. Tuuk, as "Regular Trustees" (as defined therein); Bankers Trust Company; and Bankers Trust (Delaware). Previously filed as Exhibit 4.6 to Old Kent's Form 8-K filed March 5, 1997. Here incorporated by reference.

           4.6 Guarantee Agreement, dated as of January 31, 1997, between Old Kent and Bankers Trust Company. Previously filed as
                  Exhibit 4.7 to Old Kent's Form 8-K filed March 5, 1997. Here incorporated by reference.

           4.7 Indenture, dated as of January 31, 1997, between Old Kent and Bankers Trust Company. Previously filed as Exhibit 4.8 to Old Kent's Form 8-K filed March 5, 1997. Here incorporated by reference.

           4.8 Registration Rights Agreement, dated as of January 31, 1997, among Old Kent Capital Trust I, Old Kent Financial Corporation, and Lehman Brothers Inc. Previously filed as
                  Exhibit 4.9 to Old Kent's Form 8-K filed March 5, 1997. Here incorporated by reference.

           11     Statement Re: Computation of Earnings Per Share

           27     Financial Data Schedules


           b.)  The following reports on Form 8-K were filed during the quarter:

                    Date of event             Item        Financial Statements
                       reported             Reported              Filed

                    January 20, 1997            5

                    March 5, 1997               7

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                              OLD KENT FINANCIAL CORPORATION





Date:  May 15, 1997           David J. Wagner
                                 Chairman of the Board, President and
                                 Chief Executive Officer





Date:  May 15, 1997           B. P. Sherwood, III
                                 Vice-Chairman and Treasurer

                        EXHIBIT INDEX



   4.1 Rights Agreement. Previously filed as an exhibit to Old Kent's Form 8-A Registration Statement filed January 21, 1997. Here incorporated by reference.

   4.2 Certificate of Designation, Preferences and Rights of Series C Preferred Stock. Previously filed as Exhibit 4.3 to Old Kent's Form 8-K filed March 5, 1997. Here incorporated by reference.

   4.3 Form of Old Kent Capital Trust I Floating Rate Subordinated Capital Income Securities (Liquidation Amount of $1,000 per Capital Security). Previously filed as Exhibit 4.4 to Old Kent's Form 8-K filed March 5, 1997. Here incorporated by reference.

   4.4 Form of Old Kent Financial Corporation Floating Rate Junior
       Subordinated Debenture due 2027. Previously filed as Exhibit 4.5 to Old Kent's Form 8-K filed March 5, 1997. Here incorporated by reference.

   4.5 Amended and Restated Declaration of Trust, dated as of January 31, 1997, among Old Kent; Albert T. Potas, Thomas E. Powell, and Mary E. Tuuk, as "Regular Trustees" (as defined therein); Bankers Trust Company; and Bankers Trust (Delaware). Previously filed as Exhibit 4.6 to Old Kent's Form 8-K filed March 5, 1997. Here incorporated by reference.

   4.6 Guarantee Agreement, dated as of January 31, 1997, between Old Kent and Bankers Trust Company. Previously filed as Exhibit 4.7 to Old Kent's Form 8-K filed March 5, 1997. Here incorporated by reference.

   4.7 Indenture, dated as of January 31, 1997, between Old Kent and Bankers Trust Company. Previously filed as Exhibit 4.8 to Old Kent's Form 8-K filed March 5, 1997. Here incorporated by reference.

   4.8 Registration Rights Agreement, dated as of January 31, 1997, among Old Kent Capital Trust I, Old Kent Financial Corporation, and Lehman Brothers Inc. Previously filed as Exhibit 4.9 to Old Kent's Form 8-K filed March 5, 1997. Here incorporated by reference.

    11 Statement of Earnings per Share

    27 Financial Data Schedule