Form 10-Q
period 1997-06-30
OLD KENT FINANCIAL CORP /MI/
filed 1997-08-14
CIK 746969

SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C.   20549

                           FORM 10-Q


       X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
           For the quarterly period ended June 30, 1997, or

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

              Yes         X        No


The number of shares outstanding of the registrant's Common stock, par value $1, as of July 31, 1997 was 47,589,657 shares.

                                        INDEX

                      OLD KENT FINANCIAL CORPORATION


PART I.          FINANCIAL INFORMATION

Item 1.          Consolidated Financial Statements (unaudited)

                 Consolidated Balance Sheets as of June 30, 1997
                    and December 31, 1996

                 Consolidated Statements of Income for the three
                     and six months ended June 30, 1997 and 1996

                 Consolidated Statements of Cash Flows for the
                    six months ended June 30, 1997 and 1996

                 Notes to Consolidated Financial Statements

Item 2.          Management's Discussion and Analysis of
                    Financial Condition and Results of Operations


PART II.        OTHER INFORMATION

Item 2.          Changes in Securities
Item 6.          Exhibits and Reports on Form 8-K







SIGNATURES

OLD KENT FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets (Unaudited)______________________________________________________________

                                                                            June 30,    December 31,
(dollars in thousands)                                                        1997          1996
ASSETS:
Cash and due from banks.................................................   $   593,464   $   530,444
Federal funds sold and resale agreements................................        62,625       107,353
Total cash and cash equivalents.........................................       656,089       637,797
Interest-earning deposits...............................................        38,827           803
Trading account securities..............................................        10,101        19,009
Mortgages held-for-sale.................................................       814,549       589,245
Securities available-for-sale:
   Collateralized mortgage obligations and other mortgage-backed
       securities.......................................................     1,143,312       673,722
   Other securities.....................................................       899,470     1,221,476
Total securities available-for-sale (amortized cost of
     $2,063,318, and $1,910,367, respectively)..........................     2,042,782     1,895,198
Securities held-to-maturity:
   Collateralized mortgage obligations and other mortgage-backed
       securities.......................................................       715,561       746,355
   Other securities.....................................................       150,728       162,975
Total securities held-to-maturity (market values of
     $867,652 and $911,592, respectively)...............................       866,289       909,330
Loans...................................................................     8,349,226     8,097,056
Allowance for credit losses.............................................      (157,260)     (165,928)
Net loans...............................................................     8,191,966     7,931,128
Premises and equipment..................................................       181,784       173,916
Other assets............................................................       558,451       490,402
Total Assets............................................................   $13,360,838   $12,646,828



LIABILITIES AND SHAREHOLDERS' EQUITY:
Liabilities:
Deposits:
   Non-interest bearing.................................................   $ 1,638,000   $ 1,580,960
   Interest-bearing.....................................................     8,578,229     8,474,754
   Foreign deposits -- interest-bearing.................................        45,962        24,433
     Total deposits.....................................................    10,262,191    10,080,147
Other borrowed funds....................................................     1,626,298     1,235,867
Other liabilities.......................................................       224,413       237,057
Subordinated debt.......................................................       100,000       100,000
Total Liabilities.......................................................    12,212,902    11,653,071

Guaranteed preferred beneficial interests in the Corporation's
     junior subordinated debentures.....................................       100,000            --

Shareholders' Equity:
Preferred stock: 25,000,000 shares authorized and unissued..............            --            --
Common stock, $1 par value: 150,000,000 shares authorized;
  47,584,813 and 44,944,321 shares issued and outstanding ..............        47,585        44,944
Capital surplus.........................................................       289,968       175,842
Retained earnings.......................................................       722,897       782,830
Valuation adjustment of securities available-for-sale...................       (12,514)       (9,859)
Total Shareholders' Equity..............................................     1,047,936       993,757

Total Liabilities and  Shareholders' Equity.............................   $13,360,838   $12,646,828

OLD KENT FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Income (Unaudited)______________________________________________________________________

                                                                        For the Three Months   For the Six Months
                                                                           Ended June 30,         Ended June 30,
(in thousands, except per share data)                                      1997       1996        1997       1996
Interest Income:
  Interest and fees on loans............................................$191,633   $177,821    $379,205   $347,612
  Interest on mortgages held-for-sale...................................  14,707      6,951      24,807     12,949
  Interest on securities available-for-sale.............................  32,462     32,621      61,698     68,463
  Interest on securities held-to-maturity:
    Taxable.............................................................  12,778     14,305      25,899     28,281
    Tax-exempt..........................................................   2,100      2,331       4,289      4,891
  Interest on deposits..................................................      68         31         123        287
  Interest on federal funds sold and resale agreements..................   1,187      1,455       3,333      2,095
  Interest on trading account securities................................     264        130         952        218
  Total interest income................................................. 255,199    235,645     500,306    464,796

Interest Expense:
  Interest on domestic deposits.........................................  98,878     93,857     195,966    185,181
  Interest on foreign deposits..........................................     654        668       1,063      1,908
  Interest on other borrowed funds......................................  20,773     14,475      36,708     31,210
  Interest on subordinated debt.........................................   3,403      1,668       6,188      3,354
  Total interest expense................................................ 123,708    110,668     239,925    221,653

Net Interest Income..................................................... 131,491    124,977     260,381    243,143

Provision for credit losses.............................................  11,741      9,723      21,962     15,975
  Net interest income after provision
    for credit losses................................................... 119,750    115,254     238,419    227,168

Other Income:
  Mortgage banking revenue (net)........................................  24,817     12,005      43,627     22,825
  Trust income..........................................................  12,841     11,260      25,693     22,328
  Service charges on deposit accounts...................................  11,708     11,277      23,139     22,001
  Insurance sales commissions...........................................   3,281      3,393       6,775      6,557
  ATM fees..............................................................   1,600        649       2,565      1,330
  Brokerage commissions.................................................     697        340       1,508        705
  Credit card transaction revenue - net.................................     354      2,337       1,016      4,104
  Securities gains/(losses).............................................    (774)       335      (1,411)     1,189
  Nonrecurring and other real estate owned income.......................  17,698      1,332      20,285      3,829
  Other.................................................................  10,263      8,091      19,276     15,196
  Total other income....................................................  82,485     51,019     142,473    100,064

Other Expenses:
  Salaries and employee benefits........................................  62,054     50,507     123,578    101,701
  Occupancy expense.....................................................   8,425      7,540      17,042     15,000
  Equipment expense.....................................................   7,016      6,202      13,633     11,949
  Advertising and promotion.............................................   2,830     12,646       4,857     16,894
  Amortization of goodwill and intangibles..............................   3,340      2,426       6,710      4,885
  FDIC Insurance........................................................     358        306         599        487
  Nonrecurring and other real estate owned expense......................   2,079        296       2,306        587
  Other expenses........................................................  35,760     30,051      70,150     59,817
  Total other expenses.................................................. 121,862    109,974     238,875    211,320

Income Before Income Taxes..............................................  80,373     56,299     142,017    115,912
  Income taxes..........................................................  27,562     18,738      48,202     39,117
Net Income..............................................................$ 52,811   $ 37,561    $ 93,815   $ 76,795

Per Common Share:
  Net income............................................................$   1.10   $   0.75    $   1.95   $   1.53
  Dividends.............................................................$  0.324   $  0.290    $  0.648   $  0.581

Number of Common Shares Used to Calculate
  Net Income Per Share (in thousands)...................................  48,001     49,941      48,209     50,124

OLD KENT FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
Six months ended June 30, 1997 (dollars in thousands)                                      1997           1996
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income......................................................................   $    93,815    $    76,795
  Adjustments to reconcile net income
      to net cash provided by operating activities:
          Provision for credit losses.............................................        21,962         15,975
          Depreciation, amortization and accretion................................        23,171         29,512
          Net gains on sales of assets............................................       (48,530)       (20,035)
          Net change in trading account securities................................        51,689          3,972
          Originations and acquisitions of mortgages held-for-sale................    (2,065,799)    (1,577,958)
          Proceeds from sales and prepayments of mortgages held-for-sale..........     1,869,220      1,528,492
          Net change in other assets..............................................       (32,533)       (12,474)
          Net change in other liabilities.........................................       (35,242)         8,562
  Net cash (used for) provided by operating activities............................      (122,246)        52,841

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from maturities and prepayments of securities available-for-sale.......       113,550        261,036
  Proceeds from sales of securities available-for-sale............................     1,212,235      1,399,539
  Purchases of securities available-for-sale......................................    (1,410,790)    (1,526,434)
  Proceeds from maturities and prepayments of securities held-to-maturity.........       144,591         63,118
  Proceeds from sales of securities held-to-maturity..............................           981            860
  Purchases of securities held-to-maturity........................................      (103,260)      (167,644)
  Net change in interest-earning deposits.........................................       (38,024)       174,238
  Proceeds from sale of loans.....................................................       291,460             -
  Net increase in loans...........................................................      (333,271)      (457,023)
  Purchases of leasehold improvements, premises and equipment, net.............          (12,251)        (6,708)
  Cash acquired in business acquisition...........................................        14,284             -
  Sale of business units (net of cash sold).......................................         1,234          7,123
  Net cash used for investing activities..........................................      (119,261)      (251,895)


CASH FLOWS FROM FINANCING ACTIVITIES:
  Change in time deposits.........................................................       (48,747)       687,895
  Change in demand and savings deposits...........................................       (71,015)      (139,410)
  Change in other borrowed funds..................................................       390,431       (207,298)

  Proceeds of guaranteed preferred beneficial interests in the
       Corporation's junior subordinated debentures...............................       100,000             -
  Repurchases of common stock.....................................................       (85,775)       (46,023)

  Proceeds from common stock issuances............................................         5,865          4,681
  Dividends paid to shareholders..................................................       (30,959)       (28,985)
  Net cash provided by financing activities.......................................       259,800        270,860

  Net change in cash and cash equivalents.........................................        18,293         71,806
  Cash and cash equivalents at beginning of year..................................       637,797        577,056
  Cash and cash equivalents at June 30............................................   $   656,090    $   648,862


  Supplemental disclosures of cash flow information:
    Interest paid on deposits, other borrowed funds and
      subordinate debt............................................................   $   246,768    $   225,283
    Federal income taxes paid.....................................................        34,900         41,775
  Significant non-cash transactions:
    Stock dividend issued                                                                122,474         84,013
    Stock issued to acquire business..............................................        71,767          8,431

OLD KENT FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 1997

NOTE A:  BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1997, are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation's annual report on Form 10-K for the year ended December 31, 1996.

Certain reclassifications have been made to prior periods' financial statements to place them on a basis comparable with the current periods' financial statements.

NOTE B: FINANCIAL INSTRUMENT ACTING POLICIES
Old Kent uses certain off-balance sheet derivative financial instruments, principally interest rate swaps, in connection with its asset/liability management activities. Purchased interest rate options (including caps and floors) and forwards are also used to manage interest rate risk and currency risk. Provided these intruments meet specific criteria, they are considered hedges and accounted for under the accrual or deferral methods, as more fully discussed below.

Old Kent uses the accrual method for substantially all of its interest rate swaps as well as for interest rate options. Amounts receivable or payable under these agreements are recognized as an adjustment to the interest income
or expense of the hedged item.   There is no recognition on the balance sheet
for changes in the fair value of the hedging instrument. Premiums paid for interest rate options are deferred as a component of other assets and amortized to interest income or expense over the contract term. Gains and losses associated with forwards are deferred as an adjustment to the carrying value of the related asset or liability and are recognized in the corresponding interest income or expense accounts over the remaining life of the hedged item. Gains and losses on terminated hedging instruments are also deferred and amortized to interest income or expense over the remaining life of the hedged item.

Derivative financial instruments, such as caps and floors, that do not meet the required criteria are carried on the balance sheet at fair value with realized and unrealized changes in that value recognized in earnings. If the hedged item is sold or its outstanding balance otherwise declines below that of the related hedging instrument, the derivative product (or applicable excess portion thereof) is marked-to-market and the resulting gain or loss is included in earnings.

OLD KENT FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued (Unaudited)
June 30, 1997

NOTE C:  LOANS AND NONPERFORMING ASSETS
The following summarizes loans and nonperforming assets at the dates indicated (dollars in thousands):

                                                    June 30,  December 31,
    Loans:                                             1997          1996
    Commercial....................................$2,418,056    $2,205,837
    Real estate  - Commercial..................... 1,781,355     1,719,699
    Real estate  - Construction...................   478,221       428,001
    Real estate  - Residential mortgages..........   914,631       859,318
    Real estate  - Consumer home equity ..........   840,190       728,530
    Consumer...................................... 1,721,491     1,636,719
    Credit card loans.............................     4,702       317,554
    Lease financing...............................   190,580       201,398
    Total Loans...................................$8,349,226    $8,097,056


                                                    June 30,  December 31,
    Nonperforming assets:                              1997         1996
    Nonaccrual loans .............................$   43,030    $   39,950
    Restructured loans............................     2,984         2,832
      Impaired loans..............................    46,014        42,782
    Other real estate owned.......................     5,562         7,097
    Total nonperforming assets....................$   51,576    $   49,879

    Loans past due 90 days or more................$   20,059    $   36,817

At June 30, 1997, the Corporation's management has identified loans totalling approximately $11.6 million as potential problem loans. These loans are not included as nonperforming assets in the table above. While these loans were in compliance with repayment terms at June 30, 1997, other circumstances caused management to seriously doubt the ability of the borrowers to continue to remain in compliance with existing loan repayment terms.

During June, 1997, Old Kent sold approximately $266 million of credit card loans. This sale resulted from the Corporations's decision to discontinue business activity as an underwriter of credit card loans. Old Kent will continue to be an issuer, but will no longer carry credit card loans on its balance sheet. After related costs (which included the use of estimates), Old Kent recognized a pre-tax gain of $16.6 million on this sale, or approximately $.22 per common share, after taxes. At June 30, 1997, Old Kent had approximately $4.7 million of remaining credit card loans which were not included in this transaction and are subject to possible disposal in the foreseeable future.

OLD KENT FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued (Unaudited)
June 30, 1997

NOTE D:  ALLOWANCE FOR CREDIT LOSSES AND NET CHARGE-OFFS
The following summarizes the changes in the allowance for credit losses, and net charge-offs (in thousands of dollars):

                                                                 For the Six Months
                                                                    ended June 30,
    Allowance for Credit Losses                                     1997       1996
    Balance at January  1,....................................  $165,928   $174,248
    Changes in allowance due to acquisitions / divestitures...     3,184     (1,140)
    Changes in allowance due to loans sold....................    (8,000)        --
    Provision for credit losses...............................    21,962     15,975
    Gross loans charged-off...................................   (33,226)   (22,759)
    Gross recoveries of loans previously charged-off..........     7,412      6,163
    Balance at end of period,.................................  $157,260   $172,487

                                                                 For the Six Months
                                                                    ended June 30,
    Net Loan Charge-Offs                                            1997       1996
    Commercial Loans & Commercial Real Estate.................     ($783)   ($2,406)
    Consumer..................................................    12,052      5,006
    Credit Card...............................................    12,913      7,971
    Residential Mortgages.....................................         1         57
    Leases....................................................     1,631      5,968
    Total Net Charge-Offs.....................................  $ 25,814   $ 16,596

NOTE E:  SECURITIES AVAILABLE-FOR-SALE
The following summarizes amortized costs and estimated market values of securities available-for-sale at the dates indicated (in thousands of dollars):

                                                                                              Carrying
                                                                       Gross        Gross        Value
                                                      Amortized   Unrealized   Unrealized    at Market
    June 30, 1997:                                         Cost        Gains       Losses        Value
    U.S. Treasury and federal agency securities....  $  831,859       $  545      $12,466   $  819,938
    Collateralized mortgage obligations:
         U.S. Government issued....................     818,784          754        5,587      813,591
         Privately issued..........................     223,261          576        3,568      220,269
    Mortgage-backed pass-through securities........     121,804          103          893      121,014
    Other securities...............................      67,610            -            -       67,610
    Total securities available-for-sale............  $2,063,318       $1,978      $22,514   $2,042,782

    December 31, 1996:
    U.S. Treasury and federal agency securities....  $1,167,775       $  298      $ 7,891   $1,160,182
    Collateralized mortgage obligations:
         U.S. Government issued....................     419,499          433        3,064      416,868
         Privately issued..........................     189,347          465        4,277      185,535
    Mortgage-backed pass-through securities........      72,452           46        1,179       71,319
    Other securities...............................      61,294            -            -       61,294
    Total securities available-for-sale............  $1,910,367       $1,242      $16,411   $1,895,198

OLD KENT FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued (Unaudited)
June 30, 1997

NOTE F:  SECURITIES HELD-TO-MATURITY
The following summarizes amortized costs and estimated market values of securities held-to-maturity at the dates indicated (in thousands of dollars):


                                                                     Gross        Gross
                                                    Amortized   Unrealized   Unrealized      Market
    June 30, 1997:                                       Cost        Gains       Losses       Value
    U.S. Treasury and federal agency securities....  $  6,175       $    5       $    0    $  6,180
    Collateralized mortgage obligations:
         U.S. Government issued....................   455,152          726        3,335     452,543
         Privately issued..........................   150,598           80        1,337     149,341
    Mortgage-backed pass-through securities........   109,811        1,906          236     111,481
    State and political subdivisions...............   144,553        4,642        1,088     148,107
    Total securities held-to-maturity..............  $866,289       $7,359       $5,996    $867,652

    December 31, 1996:
    U.S. Treasury and federal agency securities....  $  6,116       $    9       $    1    $  6,124
    Collateralized mortgage obligations:
         U.S. Government issued....................   462,778        1,878        3,444     461,212
         Privately issued..........................   160,699            -        1,885     158,814
    Mortgage-backed pass-through securities........   122,878        2,320          247     124,951
    Other Securities...............................   156,859        4,730        1,098     160,491
    Total securities held-to-maturity..............  $909,330       $8,937       $6,675    $911,592

NOTE G:  BUSINESS COMBINATIONS
On January 1, 1997, Old Kent acquired Seaway Financial Corporation ("Seaway"), a bank holding company, and its subsidiaries, The Commercial and Savings Bank of St. Clair County and The Algonac Savings Bank. The acquisition was effected by a merger of Seaway with and into Old Kent. This transaction was accounted for as a purchase for accounting purposes. At the effective date, Seaway had, on a consolidated basis, assets totaling approximately $345 million and deposits of approximately $302 million. Seaway stockholders received approximately 1.9 million shares of common stock of Old Kent. The principal market for the financial services offered by Seaway was St. Clair County, Michigan, and the communities within St. Clair County.

OLD KENT FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued (Unaudited)
June 30, 1997

NOTE H:  CAPITAL INCOME SECURITIES
On January 31, 1997, Old Kent Capital Trust I, a Delaware business trust controlled by the Corporation, issued $100 million of Floating Rate
Subordinated Capital Income Securities ("preferred securities".)   The
Corporation unconditionally guarantees all of the obligations of Old Kent Capital Trust I. The holders of the preferred securities are entitled to receive cumulative cash distributions accruing from the date of original issuance and payable quarterly in arrears on the 1st day of February, May, August and November of each year commencing May 1, 1997, at a variable rate equal to the three month LIBOR (London Interbank Offering Rate) plus .80%, determined quarterly for the ensuing period two London business days prior to the commencement of each period. In determining the amount of each quarterly distribution, the previously described distribution rate is applied to the liquidation amount of each preferred security computed on a basis of the actual number of days elapsed in a year of twelve 30-day months. The stated maturity of the preferred securities is February 1, 2027, but the securities may be redeemed, in whole or in part, beginning on February 1, 2007 (or earlier due to the occurrence of a Special Event as provided for in the instruments.)

The proceeds of the preferred security issuance were entirely invested by Old Kent Capital Trust I in a similarly featured Junior Subordinated Debenture issued by Old Kent Financial Corporation. The proceeds of the debenture issuance by the Corporation will be used for general corporate purposes, which may include the repurchase of its common shares.

The preferred securities qualify as Tier 1 capital, subject to certain limitations, for regulatory capital purposes. The issuance of these securities had the effect of increasing the Corporation's regulatory capital.

NOTE I:  SHAREHOLDERS' EQUITY
In June, 1996, the Board of  Directors authorized the repurchase of up to
4.5 million shares of Old Kent Common Stock which would be reserved for later reissue in connection with business acquisitions, future stock dividends, employee benefit plans and other corporate purposes. As of June 30, 1997, approximately 4.3 million shares of Old Kent Common Stock had been purchased under this authorization. In January, 1997, approximately 1.9 million of these shares were issued to acquire Seaway Financial Corporation as described in Note G.

In June, 1997, the Board of Directors of Old Kent Financial Corporation declared a 5% stock dividend payable July 28, 1997, to shareholders of record on June 27, 1997. All per share amounts included in this report have been adjusted to reflect this dividend.

At that same meeting, Old Kent's directors authorized management, at its discretion, to purchase up to 3.0 million shares of the Corporation's common stock. It is anticipated that these shares will be purchased by the Corporation in a systematic program of open market, or privately negotiated purchases and they will be reserved for later reissue in connection with potential future stock dividends, dividend reinvestment plan, employee benefit plans, and other general corporate purposes. As of June 30, 1997, no shares had been purchased under this authorization.

OLD KENT FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued (Unaudited)
June 30, 1997

NOTE J:  MORTGAGE BANKING REVENUE (NET)
The following summarizes net mortgage banking revenues:

                                                                       For the Six Months
Net mortgage banking revenue:                                             ended June 30,
                                                                         1997       1996
Gross mortgage servicing revenue....................................   $19,444    $12,597
  Less: amortization of mortgage servicing rights & direct costs....   (12,889)    (9,804)
Net mortgage servicing revenue......................................     6,555      2,793
Mortgage banking gains (net)........................................    28,724     13,174
Mortgage originations and processing fees (net).....................     8,348      6,858
  Total net mortgage banking revenue................................   $43,627    $22,825


NOTE K: EARNINGS PER SHARE
During February, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). Old Kent is required to adopt the provisions of this statement for the annual period ending December 31, 1997. SFAS 128 specifies computational methods for determining basic and diluted earnings per share which, for Old Kent, will cause different, but immaterial, results for earnings per share than as currently calculated.

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


                                                      For the Six Months
                                                        ended June 30,
Net Income Per Common Share:                            1997       1996

As Reported.......................................     $1.95       1.53
Proforma, basic, as calculated under SFAS 128.....      1.96       1.54

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of certain significant factors which have affected Old Kent's financial condition and results of operations during the periods included in the consolidated financial statements included in this filing. Old Kent's form 10-Q for the quarterly period ended March 31, 1997, is here incorporated by reference.

RESULTS OF OPERATIONS
Old Kent's net income was $52.8 million for the second quarter of 1997 compared to $37.6 million for the same period in 1996. Second quarter earnings per share was $1.10 a 46.7% increase over last year's $.75. For the six month period ended June 30, 1997, net income was $93.8 million compared to $76.8 million a year ago and earnings per share was $1.95, a 27.5% increase over last year's $1.53.

Total assets were $13.4 billion at quarter-end compared to $12.6 billion at December 31, 1996. Return on average equity for the second quarter of 1997 was 20.85% compared to 14.91% for the second quarter of 1996. Return on average assets was 1.60% for the second quarter of 1997 compared to 1.24% for the second quarter of 1996.

Old Kent's net interest income for the second quarter of 1997 was $131.5 million, a 5.2% increase over the $125.0 million recorded in the same period of 1996. The increase in net interest income was due to the January 1, acquisition of Seaway Financial Corporation ("Seaway") and a shift in the earning asset mix from lower yielding securities to higher yielding loans. For the second quarter of 1997, the net interest margin was 4.37% compared to 4.48% a year ago. The decrease in the net interest margin was primarily due to increased funding costs and repurchases of common stock.

The provision for credit losses was $11.7 million in the second quarter of 1997 and $9.7 million in the second quarter of 1996. The increase in the provision reflected a decline in consumer credit quality. Net credit losses were $14.8 million or .71% of average loans for the second quarter of 1997 compared to $10.7 million or .55% of average loans for the same period a year ago. The allowance for credit losses as a percent of loans and leases outstanding was 1.88% at June 30, 1997 and 2.05% at December 31, 1996. Impaired loans as a percent of total loans was .55% at June 30, 1997 and .53% at December 31, 1996.

Total other operating income, excluding securities transactions and other nonrecurring income, increased 33% or $16.2 million during the second quarter of 1997 over the same period a year
ago.   The aforementioned Seaway acquisition accounted for
approximately $2.0 million of this increase and another $12.8 million was attributable to our mortgage banking business, primarily a result of growth and expansion of Old Kent Mortgage Company. Trust income increased 14.0% or $1.6 million and service charges on deposits increased 3.8% or $.4 million. All other service charges and fees increased $1.4 million over the same period a year ago.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Nonrecurring and other real-estate owned income totalled $17.7
million for the quarter ended June 30, 1997.   This included a
gain of $16.7 million from the sale of credit card loans as discussed in note C to the consolidated financial statements.

Old Kent sold approximately $1.3 billion of residential mortgage loans during the quarter. Old Kent's residential third party mortgage servicing portfolio increased 44% to $10.9 billion at June 30, 1997, from $7.6 billion at June 30, 1996, primarily due to acquisitions. The residential third party mortgage servicing portfolio was $9.9 billion at December 31, 1996.

Total net securities gains (losses) for the second quarter of 1997 were ($774,000), compared to gains of $335,000 for the same period of 1996.

Total operating expenses for the second quarter of 1997 increased $11.9 million, or 10.8%, over the same period in 1996. Approximately $5.9 million of this increase relates to the Seaway acquisition. Excluding Seaway; salaries, wages and employee benefits increased $9.2 million or 18.1% for the second quarter of 1997 over the second quarter of 1996. The number of full-time equivalent employees increased by 865 over a year ago, to 6,175 at June 30, 1997, which includes the acquisition of 232 Seaway employees and 363 National Pacific Mortgage Co. employees. The following table shows the change in employees:
                                        June 30,
                                     1997     1996   Change
Full-time equivalent staff:
  Banking units                     4,575    4,390      185
  Mortgage banking                  1,365      735      630
  Insurance, leasing & brokerage      235      185       50
  Total                             6,175    5,310      865

During the second quarter of 1997 compared to the same period a year ago, occupancy expenses excluding Seaway, increased 10.0%, and equipment expenses increased 9.2%. Advertising and promotion decreased 77.6% or $9.8 million from the prior year quarter, largely attributable to the discontinuance of Old Kent's credit card "CardMiles" promotional program, which was canceled in late 1996.

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                                              Six Months Ended
(Dollars in thousands)                             June 30,
CardMiles allowance for redemption reserve           1997
Allowance at beginning of period                    $10,823
Additions to redemption reserve                         500
Redemptions during period                            (4,807)
Allowance at end of period                           $6,516

Amortization of goodwill and intangibles increased 38% or $.9 million. Nonrecurring expenses of $2.1 million was primarily attributable to writedowns on certain obsolete software. Other operating expenses increased by 19.0% or $5.7 million over the prior year quarter, which includes the impact of recent acquisitions of National Pacific Mortgage Corporation in August 1996, and Seaway Financial Corporation in January 1997.

Old Kent has completed an analysis to assure that its mainframe and centrally controlled systems are able to deal with the advent of the year 2000. Diagnosis and reprogramming in this area are expected to result in expense estimated at $8-12 million, over the three years ended December 31, 1999.

BALANCE SHEET CHANGES
Total interest-earning assets (at amortized cost), excluding the Seaway acquisition increased 2.2% or $252 million from December 31, 1996. For the six months ended June 30, 1997, excluding the Seaway acquisition, commercial loans grew at an annualized rate of 10.7% or $238 million, and consumer loans grew at an annualized rate of 13.6% or $161 million. The growth in commercial loans is primarily a result of increased efforts in the Registrant's eastern Michigan, and Illinois markets. Excluding the Seaway acquisition, total securities (at amortized
cost) increased $13 million since year-end 1996.   Mortgages
held-for-sale increased 38.2% or $225 million. Other interest earning assets decreased 11.8% or $15 million, since year end 1996.

Total deposits, excluding the Seaway acquisition, decreased $130 million or 1.3% from year-end 1996: noninterest bearing deposits increased 1.3% or $20 million and interest-bearing deposits decreased 1.8% or $150 million. Short-term borrowed funds increased $389 million or 31.4% from December 31, 1996.

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

At June 30, 1997, shareholders' equity was $1,048 million compared to $1,006 million at June 30, 1996. In June, 1997, the Corporation was authorized to repurchase up to 3.0 million shares of Old Kent Common Stock. As of June 30, 1997, no shares had been repurchased under this authorization. In June, 1996, the Corporation was authorized to repurchase up to 4.5 million shares of Old Kent Common Stock. As described in the notes to the consolidated financial statements, through June 30, 1997, approximately 4.3 million shares had been repurchased and approximately 1.9 million shares were issued to acquire Seaway.

The following table lists the number of shares repurchased and reserved at June 30, 1997 with the intent of future reissuance under the authorized programs.

Old Kent Common Stock repurchased and reserved for        Number of
  future reissuance at June 30, 1997:                       shares
                                                        (In thousands)
Reserved for possible future stock dividends
   and other corporate purposes                              1,991
Reserved for future reissuance for dividend
   reinvestment and employee stock plans                       460
Total                                                        2,451

Shares reserved, as shown above, include approximately 112 thousand shares which were acquired by the Corporation during the quarter ended June 30, 1997. The repurchase of these shares had a beneficial effect on earnings per common share and return on average equity for that period.

Total equity at June 30, 1997, was reduced by an after-tax unrealized loss of $13 million on securities available-for-sale.
Shareholders' equity as a percentage of total assets as of June
30, 1997, was 7.84%.

The following table represents the Registrant's consolidated regulatory capital position as of June 30, 1997:

Regulatory capital at June 30, 1997
(in millions)                                      Tier 1       Total
                                       Leverage   Risk-Based  Risk-Based
                                         Ratio     Capital     Capital
Actual capital                         $1,036.0    $1,036.0    $1,259.0
Required regulatory minimum capital       391.2       392.3       784.6
Capital in excess of requirements      $  644.8    $  643.7    $  474.4

Actual ratio                              7.94%      10.56%      12.84%
Regulatory Minimum Ratio                  3.00%       4.00%       8.00%
Ratio considered "well capitalized"
 by regulatory agencies                   5.00%       6.00%      10.00%

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

As described in note H, in January, 1997, the Corporation issued
$100 million of capital income securities.  These "Trust
Preferred Capital Securities" are eligible for Tier 1 capital treatment.

The changes in total shareholders' equity and book value per common share are summarized in the tables below.

                                             Total Share-
                                            holders' Equity    Book Value Per
                                             (in millions)      Common Share
Balance, December 31, 1996                     $  993.8            $21.06
Net income for the six months ended
  June 30, 1997                                    93.8              1.95
Cash dividends paid                               (31.0)             (.65)
Net change in valuation adjustment of
  securities available-for-sale                    (2.7)             (.06)
Stock repurchases (net of stock issued,
  excluding shares issued to acquire Seaway)      (77.8)            (1.79)
Acquisition of Seaway                              71.8              1.51
Balance, June 30, 1997                         $1,047.9            $22.02

PART II    OTHER INFORMATION

Item 2     Changes in Securities
           On June 16, 1997, the Corporation issued 55,070 shares of common stock to officers and key employees of the Corporation and its subsidiaries pursuant to the Corporation's Restricted Stock Plan of 1987. On June 16, 1997, the Corporation issued 27,342 shares of common stock to senior executive officers on expiration of the deferral period associated with awards of deferred shares made by the Corporation in 1992, pursuant to its Deferred Stock Compensation Plan. Neither the Restricted Stock Plan of 1987 nor the Deferred Stock Compensation Plan is registered under the Securities Act of 1933. Awards of shares or deferred shares under these plans were made to officers and key employees of the Corporation and its subsidiaries in consideration of their employment, do not involve any investment decision or election by the recipient, and do not constitute an "offer" or a "sale" under the Securities Act of 1933. These transactions are reported in order to assure full disclosure. Reporting these transaction under this item shall not constitute an admission by the Corporation that such transactions constitute sales of securities.

Item 6     Exhibits and reports on Form 8-K.
           A.       The following exhibits are filed as part of this report:

                    1.  Exhibit 3 - Bylaws (as amended 04/21/97)
                    2.  Exhibit 10 - Material Contracts
                         a.  Executive Incentive Bonus Plan
                              Previously filed in registrant's definitive proxy statement dated March 1, 1997. Here incorporated by reference.
                         b.  Executive Stock Incentive Plan of 1997
                              Previously filed in registrant's definitive proxy statement dated March 1, 1997. Here incorporated by reference.
                         c.  Form of Indemnification Agreement.
                         d.  Amendment of Executive Stock Incentive Plan of 1997
                              and Stock Option Incentive Plan of 1992.
                    3.  Exhibit 11 - Statement Re: Computation of Earnings Per
                         Share
                    4.  Exhibit 27 - Financial Data Schedules

           B. The following reports on Form 8-K were filed during the quarter:

                    Date of event         Item            Financial Statements
                    reported            Reported             Filed

                    April 30, 1997             5

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                              OLD KENT FINANCIAL CORPORATION





Date:  August 14, 1997        David J. Wagner
                                 Chairman of the Board, President and
                                 Chief Executive Officer





Date:  August 14, 1997        B. P. Sherwood, III
                                 Vice-Chairman and Treasurer

                       EXHIBIT INDEX

         3 Bylaws (as amended 4/21/97)

        10 Material Contracts

        11 Statement of Earnings per Share

        27 Financial Data Schedule