Form 10-Q
period 1997-09-30
OLD KENT FINANCIAL CORP /MI/
filed 1997-11-13
CIK 746969

SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C.   20549

                           FORM 10-Q


       X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
           For the quarterly period ended September 30, 1997, or

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

              Yes         X        No


The number of shares outstanding of the registrant's Common stock, par value $1, as of October 31, 1997, was 47,043,219 shares.

                             INDEX

                   OLD KENT FINANCIAL CORPORATION


PART I.          FINANCIAL INFORMATION

Item 1.          Consolidated Financial Statements (unaudited)

                 Consolidated Balance Sheets as of September 30, 1997,
                    and December 31, 1996

                 Consolidated Statements of Income for the three
                     and nine months ended September 30, 1997, and 1996

                 Consolidated Statements of Cash Flows for the
                    nine months ended September 30, 1997, and 1996

                 Notes to Consolidated Financial Statements

Item 2.          Management's Discussion and Analysis of
                    Financial Condition and Results of Operations


PART II.        OTHER INFORMATION

Item 2.          Changes in Securities
Item 6.          Exhibits and Reports on Form 8-K


SIGNATURES


FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy, and about Old Kent Financial Corporation ("Old Kent" or the "Corporation"). Words such as "anticipates", "believes", "estimates", "expects", "forecasts", "intends", "is likely", "plans", "product", "projects", variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("Future Factors") that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements. Old Kent undertakes no obligations to update, amend or clarify forward-looking statements, whether as a result of new information, future events, or otherwise.

Future Factors include changes in interest rates and interest rate relationships: demand for products and services; the degree of competition by traditional and non-traditional competitors; changes in banking regulation; changes in tax laws; changes in prices, levies, and assessments; the impact of technological advances; governmental and regulatory policy changes; the outcomes of pending and future litigation and contingencies; trends in customer behavior as well as their ability to repay loans; and the vicissitudes of the national economy. These are representative of the Future Factors that could cause a difference between an ultimate actual outcome and a preceding forward-looking statement.

OLD KENT FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets (Unaudited)_______________________________________________________________

                                                                           September 30,  December 31,
(dollars in thousands)                                                          1997          1996
ASSETS:
Cash and due from banks.................................................   $   551,947   $   530,444
Federal funds sold and resale agreements................................        22,775       107,353
Total cash and cash equivalents.........................................       574,722       637,797
Interest-earning deposits...............................................        23,207           803
Trading account securities..............................................        14,356        19,009
Mortgages held-for-sale.................................................     1,143,105       589,245
Securities available-for-sale:
   Collateralized mortgage obligations and other mortgage-backed
       securities.......................................................     1,283,573       673,722
   Other securities.....................................................       698,328     1,221,476
Total securities available-for-sale (amortized cost of
     $1,996,830, and $1,910,367, respectively)..........................     1,985,901     1,895,198
Securities held-to-maturity:
   Collateralized mortgage obligations and other mortgage-backed
       securities.......................................................       711,098       746,355
   Other securities.....................................................       156,727       162,975
Total securities held-to-maturity (market values of
     $871,571 and $911,592, respectively)...............................       867,825       909,330
Loans...................................................................     8,519,974     8,097,056
Allowance for credit losses.............................................      (157,584)     (165,928)
Net loans...............................................................     8,362,390     7,931,128
Premises and equipment..................................................       184,141       173,916
Other assets............................................................       597,873       490,402
Total Assets............................................................   $13,753,520   $12,646,828


LIABILITIES AND SHAREHOLDERS' EQUITY:
Liabilities:
Deposits:
   Non-interest bearing.................................................   $ 1,624,969   $ 1,580,960
   Interest-bearing.....................................................     8,687,629     8,474,754
   Foreign deposits -- interest-bearing.................................        23,057        24,433
     Total deposits.....................................................    10,335,655    10,080,147
Other borrowed funds....................................................     1,917,535     1,235,867
Other liabilities.......................................................       256,676       237,057
Subordinated debt.......................................................       100,000       100,000
Total Liabilities.......................................................    12,609,866    11,653,071

Guaranteed preferred beneficial interests in the Corporation's
     junior subordinated debentures.....................................       100,000            --

Shareholders' Equity:
Preferred stock: 25,000,000 shares authorized and unissued..............            --            --
Common stock, $1 par value: 150,000,000 shares authorized;
  47,151,282 and 44,944,321 shares issued and outstanding ..............        47,151        44,944
Capital surplus.........................................................       254,101       175,842
Retained earnings.......................................................       748,670       782,830
Valuation adjustment of securities available-for-sale...................        (6,269)       (9,859)
Total Shareholders' Equity..............................................     1,043,654       993,757

Total Liabilities and  Shareholders' Equity.............................   $13,753,520   $12,646,828

OLD KENT FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Income (Unaudited)___________________________________________________________________

                                                                      For the Three Months   For the Nine Months
                                                                     Ended September 30,    Ended September 30,
(in thousands, except per share data)                                  1997       1996        1997       1996
Interest Income:
  Interest and fees on loans.........................................$191,078   $182,699    $570,284   $530,311
  Interest on mortgages held-for-sale................................  19,786      6,804      44,593     19,753
  Interest on securities available-for-sale..........................  32,281     32,375      93,980    100,838
  Interest on securities held-to-maturity:
    Taxable..........................................................  12,812     14,436      38,711     42,717
    Tax-exempt.......................................................   2,038      2,246       6,327      7,137
  Interest on deposits...............................................     340         11         462        298
  Interest on federal funds sold and resale agreements...............     574      1,758       3,907      3,853
  Interest on trading account securities.............................     150        138       1,101        356
  Total interest income.............................................. 259,059    240,467     759,365    705,263

Interest Expense:
  Interest on domestic deposits......................................  98,482     96,848     294,448    282,029
  Interest on foreign deposits.......................................     542        351       1,604      2,259
  Interest on other borrowed funds...................................  23,826     15,588      60,490     46,746
  Interest on subordinated debt......................................   3,443      1,711       9,676      5,117
  Total interest expense............................................. 126,293    114,498     366,218    336,151

Net Interest Income.................................................. 132,766    125,969     393,147    369,112

Provision for credit losses..........................................  11,639      9,168      33,601     25,143
  Net interest income after provision
    for credit losses................................................ 121,127    116,801     359,546    343,969

Other Income:
  Mortgage banking revenue (net).....................................  25,260     15,474      68,887     38,299
  Trust and investment management revenue............................  13,349     11,408      39,042     33,736
  Service charges on deposit accounts................................  12,472     11,731      35,611     33,732
  Insurance sales commissions........................................   3,355      3,004      10,129      9,561
  ATM fees...........................................................   1,733        682       4,297      2,012
  Brokerage commissions..............................................     946        303       2,454      1,008
  Credit card transaction revenue - net..............................     214      3,107       1,230      7,211
  Securities gains/(losses)..........................................      17       (391)     (1,394)       798
  Nonrecurring and other real estate owned income....................     304        236      20,589      4,065
  Other..............................................................  11,185      7,007      30,463     22,203
  Total other income.................................................  68,835     52,561     211,308    152,625

Other Expenses:
  Salaries and employee benefits.....................................  64,699     53,372     188,277    155,073
  Occupancy expense..................................................   9,046      7,295      26,088     22,295
  Equipment expense..................................................   7,739      6,154      21,373     18,103
  Advertising and promotion..........................................   2,271      5,749       7,128     22,643
  Amortization of goodwill and intangibles...........................   3,307      2,497      10,017      7,382
  FDIC Insurance.....................................................     352      1,867         950      2,354
  Nonrecurring and other real estate owned expense...................     433        153       2,738        740
  Other expenses.....................................................  35,941     31,877     106,091     91,694
  Total other expenses............................................... 123,788    108,964     362,662    320,284

Income Before Income Taxes...........................................  66,174     60,398     208,192    176,310
  Income taxes.......................................................  22,699     20,101      70,902     59,218
Net Income...........................................................$ 43,475   $ 40,297    $137,290   $117,092

Per Common Share:
  Net income.........................................................$   0.91   $   0.83    $   2.86   $   2.36
  Dividends..........................................................$  0.340   $  0.305    $  0.988   $  0.886

Number of Common Shares Used to Calculate
  Net Income Per Share (in thousands)................................  47,800     48,641      48,073     49,630

Consolidated Statements of Cash Flows (Unaudited)
Nine months ended September 30, 1997 (dollars in thousands)                               1997           1996
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income......................................................................  $   137,290    $   117,092
  Adjustments to reconcile net income
      to net cash provided by operating activities:
          Provision for credit losses.............................................       33,601         25,143
          Depreciation, amortization and accretion................................       34,687         44,131
          Net gains on sales of assets............................................      (65,512)       (29,513)
          Net change in trading account securities................................       47,886          7,994
          Originations and acquisitions of mortgages held-for-sale................   (4,762,794)    (2,282,154)
          Proceeds from sales and prepayments of mortgages held-for-sale..........    4,253,856      2,293,533
          Net change in other assets..............................................      (65,532)         3,091
          Net change in other liabilities.........................................      (15,562)        (2,153)
  Net cash (used for) provided by operating activities............................     (402,080)       177,164

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from maturities and prepayments of securities available-for-sale.......      137,275        318,155
  Proceeds from sales of securities available-for-sale............................    2,239,427      2,317,064
  Purchases of securities available-for-sale......................................   (2,395,293)    (2,546,535)
  Proceeds from maturities and prepayments of securities held-to-maturity.........      154,027        117,751
  Proceeds from sales of securities held-to-maturity..............................           -             860
  Purchases of securities held-to-maturity........................................     (112,847)      (206,256)
  Net change in interest-earning deposits.........................................      (22,404)       174,824
  Proceeds from sale of loans.....................................................      291,460             -
  Net increase in loans...........................................................     (515,333)      (668,001)
  Purchases of leasehold improvements, premises and equipment, net.............         (20,618)       (14,298)
  Purchases of business unit (net of cash acquired)...............................       17,204        (23,598)
  Sale of business units (net of cash sold).......................................        1,234          7,123
  Net cash used for investing activities..........................................     (225,868)      (522,911)


CASH FLOWS FROM FINANCING ACTIVITIES:
  Change in time deposits.........................................................       80,153        818,883
  Change in demand and savings deposits...........................................     (126,451)      (118,118)
  Change in other borrowed funds..................................................      681,668       (228,537)
  Proceeds of guaranteed preferred beneficial interests in the
       Corporation's junior subordinated debentures...............................      100,000             -
  Repurchases of common stock.....................................................     (131,206)      (102,992)
  Proceeds from common stock issuances............................................        7,836          8,326
  Dividends paid to shareholders..................................................      (47,127)       (43,713)
  Net cash provided by financing activities.......................................      564,873        333,849

  Net change in cash and cash equivalents.........................................      (63,075)       (11,898)
  Cash and cash equivalents at beginning of year..................................      637,797        577,056
  Cash and cash equivalents at September 30.......................................  $   574,722    $   565,158


  Supplemental disclosures of cash flow information:
    Interest paid on deposits, other borrowed funds and
      subordinate debt............................................................  $   369,340    $   336,974
    Federal income taxes paid.....................................................       55,400         61,658
  Significant non-cash transactions:
    Stock dividend issued.........................................................      124,008         83,834
    Stock issued to acquire business..............................................       76,938          8,431

OLD KENT FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 1997

NOTE A:  BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1997, are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation's annual report on Form 10-K for the year ended December 31, 1996.

Certain reclassifications have been made to prior periods' financial statements to place them on a basis comparable with the current periods' financial statements.

NOTE B: FINANCIAL INSTRUMENT ACCOUNTING POLICIES
Old Kent uses certain off-balance sheet derivative financial instruments, principally interest rate swaps, in connection with its asset / liability management activities. Purchased interest rate options (including caps and floors) and forwards are also used to manage interest rate risk and currency risk. Provided these instruments meet specific criteria, they are considered hedges and accounted for under the accrual or deferral methods, as more fully discussed below.

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

OLD KENT FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued (Unaudited) September 30, 1997

NOTE C:  LOANS AND NONPERFORMING ASSETS
The following summarizes loans and nonperforming assets at the dates indicated (dollars in thousands):

                                                  September 30,   December 31,
    Loans:                                             1997           1996
    Commercial....................................  $2,473,298     $2,205,837
    Real estate  - Commercial.....................   1,796,134      1,719,699
    Real estate  - Construction...................     535,623        428,001
    Real estate  - Residential mortgages..........     861,643        859,318
    Real estate  - Consumer home equity ..........     879,912        728,530
    Consumer......................................   1,788,651      1,636,719
    Credit card loans.............................       2,035        317,554
    Lease financing...............................     182,678        201,398
    Total Loans...................................  $8,519,974     $8,097,056


                                                  September 30,   December 31,
    Nonperforming assets:                              1997           1996
    Nonaccrual loans .............................  $   39,510     $   39,950
    Restructured loans............................       3,382          2,832
      Impaired loans..............................      42,892         42,782
    Other real estate owned.......................       7,734          7,097
    Total nonperforming assets....................  $   50,626     $   49,879

    Loans past due 90 days or more................  $   19,431     $   36,817

At September 30, 1997, the Corporation's management has identified loans totalling approximately $11.5 million as potential problem loans. These loans are not included as nonperforming assets in the table above. While these loans were in compliance with repayment terms at September 30, 1997, other circumstances caused management to seriously doubt the ability of the borrowers to continue to remain in compliance with existing loan repayment terms.

During June 1997, Old Kent sold approximately $266 million of credit card loans. This sale resulted from the Corporations's decision to discontinue business activity as an underwriter of credit card loans. Old Kent will continue to be an issuer, but will no longer carry credit card loans on its balance sheet. After related costs (which included the use of estimates), Old Kent recognized a pre-tax gain of $16.6 million on this sale, or approximately $.22 per common share, after taxes.

OLD KENT FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued (Unaudited) September 30, 1997

NOTE D:  ALLOWANCE FOR CREDIT LOSSES AND NET CHARGE-OFFS
The following summarizes the changes in the allowance for credit losses, and net charge-offs (in thousands of dollars):

                                                                For the Nine Months
                                                                ended September 30,
    Allowance for Credit Losses                                   1997       1996
    Balance at January  1,....................................  $165,928   $174,248
    Changes in allowance due to acquisitions / divestitures...     3,184     (1,141)
    Changes in allowance due to loans sold....................    (8,000)        --
    Provision for credit losses...............................    33,601     25,143
    Gross loans charged-off...................................   (48,539)   (36,005)
    Gross recoveries of loans previously charged-off..........    11,410      8,423
    Balance at end of period,.................................  $157,584   $170,668

                                                                For the Nine Months
                                                                ended September 30,
    Net Loan Charge-Offs                                          1997       1996
    Commercial Loans & Commercial Real Estate.................  $  1,782   $   (359)
    Consumer..................................................    19,988      8,252
    Credit Card...............................................    12,971     12,244
    Residential Mortgages.....................................         1         (3)
    Leases....................................................     2,387      7,448
    Total Net Charge-Offs.....................................   $37,129    $27,582

NOTE E:  SECURITIES AVAILABLE-FOR-SALE
The following summarizes amortized costs and estimated market values of securities available-for-sale at the dates indicated (in thousands of dollars):

                                                                                          Carrying
                                                                   Gross       Gross        Value
                                                    Amortized   Unrealized   Unrealized   at Market
    September 30, 1997:                                Cost        Gains       Losses       Value
    U.S. Treasury and federal agency securities... $  589,106     $2,073      $ 5,786    $  585,393
    Collateralized mortgage obligations:
         U.S. Government issued...................    963,418      2,102        7,142       958,378
         Privately issued.........................    217,030        863        2,713       215,180
    Mortgage-backed pass-through securities.......    114,344        138          467       114,015
    Other securities..............................    112,932          3           --       112,935
    Total securities available-for-sale........... $1,996,830     $5,179      $16,108    $1,985,901

    December 31, 1996:
    U.S. Treasury and federal agency securities... $1,167,775     $  298      $ 7,891    $1,160,182
    Collateralized mortgage obligations:
         U.S. Government issued...................    419,499        433        3,064       416,868
         Privately issued.........................    189,347        465        4,277       185,535
    Mortgage-backed pass-through securities.......     72,452         46        1,179        71,319
    Other securities..............................     61,294         --           --        61,294
    Total securities available-for-sale........... $1,910,367     $1,242      $16,411    $1,895,198

OLD KENT FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued (Unaudited) September 30, 1997

NOTE F:  SECURITIES HELD-TO-MATURITY
The following summarizes amortized costs and estimated market values of securities held-to-maturity at the dates indicated (in thousands of dollars):

                                                                  Gross        Gross
                                                   Amortized   Unrealized   Unrealized   Market
    September 30, 1997:                               Cost        Gains       Losses      Value
    U.S. Treasury and federal agency securities...  $ 12,211     $   26       $   11    $ 12,226
    Collateralized mortgage obligations:
         U.S. Government issued...................   466,154      1,461        2,256     465,359
         Privately issued.........................   142,179        161        1,009     141,331
    Mortgage-backed pass-through securities.......   102,766      1,887           85     104,568
    State and political subdivisions..............   144,515      4,676        1,104     148,087
    Total securities held-to-maturity.............  $867,825     $8,211       $4,465    $871,571

    December 31, 1996:
    U.S. Treasury and federal agency securities...  $  6,116     $    9       $    1    $  6,124
    Collateralized mortgage obligations:
         U.S. Government issued...................   462,778      1,878        3,444     461,212
         Privately issued.........................   160,699                   1,885     158,814
    Mortgage-backed pass-through securities.......   122,878      2,320          247     124,951
    State and political subdivisions..............   156,859      4,730        1,098     160,491
    Total securities held-to-maturity.............  $909,330     $8,937       $6,675    $911,592

NOTE G:  BUSINESS COMBINATIONS
On January 1, 1997, Old Kent acquired Seaway Financial Corporation ("Seaway"), a bank holding company, and its subsidiaries, The Commercial and Savings Bank of St. Clair County and The Algonac Savings Bank. The acquisition was effected by a merger of Seaway with and into Old Kent. This transaction was accounted for as a purchase for accounting purposes. At the effective date, Seaway had, on a consolidated basis, assets totalling approximately $345 million and deposits of approximately $302 million. Seaway stockholders received approximately 1.9 million shares of common stock of Old Kent. The principal market for the financial services offered by Seaway was St. Clair County, Michigan, and the communities within St. Clair County.

On September 1, 1997, GHA / Old Kent Insurance Services (a subsidiary of
Old Kent Bank), acquired Grand Rapids Holland Insurance Agency, Inc., a provider of commercial and personal insurance products through offices in Grand Rapids, Michigan and Holland, Michigan. This transaction was accounted for as a purchase. At the effective date Grand Rapids Holland Insurance Agency, Inc. had assets of approximately $6.2 million.

OLD KENT FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued (Unaudited) September 30, 1997

NOTE H:  CAPITAL INCOME SECURITIES
On January 31, 1997, Old Kent Capital Trust I, a Delaware business trust controlled by the Corporation, issued $100 million of Floating Rate Subordinated Capital Income Securities ("preferred securities".) The Corporation unconditionally guarantees all of the obligations of Old Kent Capital Trust I. The holders of the preferred securities are entitled to receive cumulative cash distributions accruing from the date of original issuance and payable quarterly in arrears on the 1st day of February, May, August and November of each year commencing May 1, 1997, at a variable rate equal to the three month LIBOR (London Interbank Offering Rate) plus .80%, determined quarterly for the ensuing period two London business days prior to the commencement of each period. In determining the amount of each quarterly distribution, the previously described distribution rate is applied to the liquidation amount of each preferred security computed on a basis of the actual number of days elapsed in a year of twelve 30-day months. The stated maturity of the preferred securities is February 1, 2027, but the securities may be redeemed, in whole or in part, beginning on February 1, 2007, (or earlier due to the occurrence of a Special Event as provided for in the instruments.)

The proceeds of the preferred security issuance were entirely invested by Old Kent Capital Trust I in a similarly featured Junior Subordinated Debenture issued by Old Kent Financial Corporation. The proceeds of the debenture issuance by the Corporation are used for general corporate purposes, including the repurchase of its common shares.

The preferred securities qualify as Tier 1 capital, subject to certain limitations, for regulatory capital purposes. The issuance of these securities had the effect of increasing the Corporation's regulatory capital.

NOTE I:  SHAREHOLDERS' EQUITY
In June 1996, the Board of Directors authorized the repurchase of up to
4.5 million shares of Old Kent Common Stock which would be reserved for later reissue in connection with business acquisitions, future stock dividends, employee benefit plans and other corporate purposes. As of September 30, 1997, approximately 4.4 million shares of Old Kent Common Stock had been repurchased and reissued under this authorization.
In January 1997, approximately 1.9 million of these shares were issued to acquire Seaway Financial Corporation as described in Note G.

In June 1997, the Board of Directors of Old Kent Financial Corporation declared a 5% stock dividend payable July 28, 1997, to shareholders of record on June 27, 1997. All per share amounts included in this report have been adjusted to reflect this dividend.

At that same meeting, Old Kent's directors authorized management, at its discretion, to purchase up to 3.0 million shares of the Corporation's common stock. It is intended that these shares will be purchased by the Corporation in a systematic program of open market, or privately negotiated purchases. The shares will be reserved for later reissue in connection with potential future stock dividends, the dividend reinvestment plan, employee benefit plans, and other general corporate purposes. As of September 30, 1997, approximately 644,000 shares of Old Kent Common Stock had been purchased under this authorization.

In October 1997, the Board of Directors of Old Kent Financial Corporation declared a two for one stock split, to be effected as a 100% stock dividend, payable December 15, 1997, to shareholders of record November 14, 1997. At that same meeting Old Kent's directors adjusted it's June 1997 authorization for the repurchase of up to 3.0 million shares of Old Kent Common Stock. The updated authorization now allows management, at its discretion, to repurchase twice the shares remaining under the original authorization.

OLD KENT FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued (Unaudited) September 30, 1997

NOTE J:  MORTGAGE BANKING REVENUE (NET)
The following summarizes net mortgage banking revenues as shown in the accompanying consolidated statements of income:

                                                                      For the Nine Months
Net mortgage banking revenue:                                         ended September 30,
                                                                        1997         1996
Gross mortgage servicing revenue..................................   $ 31,418      $18,819
  Less: amortization of mortgage servicing rights & direct costs..    (20,996)     (12,690)
Net mortgage servicing revenue....................................     10,422        6,129
Mortgage banking gains (net)......................................     44,922       21,685
Mortgage origination and processing fees (net)....................     13,543       10,485
  Total net mortgage banking revenue..............................   $ 68,887      $38,299


NOTE K:  OTHER ASSETS
Other assets, as shown in the accompanying consolidated balance sheets, included the following:

                                                                  September 30,  December 31,
                                                                        1997         1996
Mortgage Servicing Rights (net of amortization)...................   $138,705      $96,105
Goodwill..........................................................    110,336       84,318
Core Deposit Intangibles..........................................     24,337       14,557

Old Kent Mortgage Company actively manages interest rate prepayment risk inherent in its business by selling mortgage servicing rights. During the third quarter of 1997, Old Kent Mortgage Company entered into an agreement to sell between $1.8 to $3.6 billion of mortgage servicing rights during the period September 1997 to August 1998. This forward bulk servicing sale agreement provides for monthly sales of newly originated conventional mortgage servicing rights.


NOTE L: EARNINGS PER SHARE
During February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). Old Kent is required to adopt the provisions of this statement for the annual period ending December 31, 1997. SFAS 128 specifies computational methods for determining basic and diluted earnings per share. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. It requires the restatement of all prior period earnings per share data presented. The table below compares net income per common share, as currently reported, with proforma basic amounts as calculated under the provisions of SFAS 128.

                                                     For the Nine Months
                                                     ended September 30,
Net Income Per Common Share:                            1997       1996
As Reported.......................................     $2.86      $2.36
Proforma, basic, as calculated under SFAS 128.....      2.88       2.38

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of certain significant factors which have affected Old Kent's financial condition and results of operations during the periods included in the consolidated financial statements included in this filing. Old Kent's form 10-Q for the quarterly period ended June 30, 1997, is here incorporated by reference.

RESULTS OF OPERATIONS
Old Kent's net income was $43.5 million for the third quarter of 1997 compared to $40.3 million for the same period in 1996. Third quarter earnings per share was $.91 a 9.6% increase over last year's $.83. For the nine month period ended September 30, 1997, net income was $137.3 million compared to $117.1 million a year ago and earnings per share was $2.86, a 21.2% increase over last year's $2.36.

Total assets were $13.8 billion at quarter-end compared to $12.6 billion at December 31, 1996. Return on average equity for the third quarter of 1997 was 16.62% compared to 16.32% for the third quarter of 1996. Return on average assets was 1.29% for the third quarter of 1997 compared to 1.30% for the third quarter of 1996.

Old Kent's net interest income for the third quarter of 1997 was $132.8 million, a 5.4% increase over the $126.0 million recorded in the same period of 1996. The increase in net interest income was due to the January 1, acquisition of Seaway Financial Corporation ("Seaway") and due to loan growth. For the third quarter of 1997, the net interest margin was 4.31% compared to 4.41% a year ago. The decrease in the net interest margin was primarily due to increased funding costs and repurchases of common stock, and the June 1997 sale of Old Kent's higher yielding credit card portfolio.

The provision for credit losses was $11.6 million in the third quarter of 1997 and $9.2 million in the third quarter of 1996. The increase in the provision reflected a decline in consumer credit quality. Net credit losses were $11.3 million or .54% of average loans for the third quarter of 1997 compared to $11.0 million or .56% of average loans for the same period a year ago. The allowance for credit losses as a percent of loans and leases outstanding was 1.85% at September 30, 1997, and 2.05% at December 31, 1996. Impaired loans as a percent of total loans was .50% at September 30, 1997, and .53% at December 31, 1996.

Total other operating income, excluding securities transactions and other nonrecurring income, increased 30% or $15.8 million during the third quarter of 1997 over the same period a year ago. The mortgage banking business contributed $9.8 million of this increase, primarily as a result of growth and expansion of Old Kent Mortgage Company. Trust and Investment Management income increased 17.0% or $1.9 million and service charges on deposits increased 6.3% or $.7 million. All other service charges and fees increased $3.3 million over the same period a year ago.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Nonrecurring and other real-estate owned income totalled $304,000 for the quarter ended September 30, 1997.

Old Kent sold approximately $1.7 billion of residential mortgage loans during the quarter. Old Kent's residential third party mortgage servicing portfolio increased 22% to $11.7 billion at September 30, 1997, from $9.6 billion at September 30, 1996, primarily due to acquisitions and geographic expansion. The residential third party mortgage servicing portfolio was $9.9 billion at December 31, 1996.

Total net securities gains for the third quarter of 1997 were $17,000, compared to losses of $391,000 for the same period of 1996.

Total operating expenses for the third quarter of 1997 increased $14.5 million, or 13.4%, over the same period in 1996. This reflects the impact of recent acquisitions of National Pacific Mortgage Corporation in August 1996, Seaway Financial Corporation in January 1997, and Grand Rapids Holland Insurance
Agency, Inc., in September 1997.   Salaries, wages and employee benefits
increased $11.3 million or 21.2% for the third quarter of 1997 over the third quarter of 1996. The number of full-time equivalent employees increased by 577 over a year ago, to 6,270 at September 30, 1997. The following table shows the change in employees:
                                        September 30,
                                       1997      1996     Change
Full-time equivalent staff:
  Banking units                       4,499     4,366       133
  Mortgage banking                    1,509     1,130       379
  Insurance, leasing & brokerage        262       197        65
  Total                               6,270     5,693       577

Occupancy and equipment expenses increased 24.8% during the third quarter of 1997 compared to the same period a year ago, primarily due to the effect of purchase acquisitions. Advertising and promotion decreased 60.5% or $3.5 million from the prior year quarter, largely attributable to the discontinuation of Old Kent's credit card "CardMiles" promotional program, which was canceled in late 1996.

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                                               Nine Months Ended
(Dollars in thousands)                           September 30,
CardMiles allowance for redemption reserve           1997
Allowance at beginning of period                   $10,823
Additions to redemption reserve                        500
Redemptions during period                           (6,531)
Allowance at end of period                         $ 4,792

Amortization of goodwill and intangibles increased 32.4% or $.8 million. Nonrecurring expenses of $.4 million were primarily attributable to losses on sales of other real-estate owned. Other operating expenses increased by 7.6% or $2.5 million over the prior year quarter.

YEAR 2000
Old Kent has completed an analysis to assure that its mainframe and centrally controlled systems are able to deal with the advent of the year 2000. Diagnosis, reprogramming and other remedies are expected to result in expenditures of $6-12 million, over the three years ended December 31, 1999.

BALANCE SHEET CHANGES
Total interest-earning assets (at amortized cost), excluding the Seaway acquisition, increased 5.5% or $641 million from December 31, 1996. For the nine months ended September 30, 1997, excluding the Seaway acquisition, commercial and consumer loans grew at an annualized rate of 12.1% or $628 million. Loan growth was primarily a result of increased efforts in the Registrant's eastern Michigan and Illinois markets. Total securities (at amortized cost) increased $45 million since year-end 1996. Mortgages held-for-sale increased 94.1% or $554 million. Other interest earning assets decreased 52.8% or $67 million, since year end 1996.

Total deposits, excluding the Seaway acquisition, decreased $51 million or .5% from year-end 1996: noninterest bearing deposits increased .5% or $8 million and interest-bearing deposits decreased .7% or $59 million. Short-term borrowed funds increased $682 million or 55.1% from December 31, 1996.

LIQUIDITY AND CAPITAL RESOURCES
The maintenance of an adequate level of liquidity is necessary to ensure that sufficient funds are available to meet customers' loan demand and deposit withdrawals. Old Kent Bank's liquidity sources consist of securities available-for-sale, maturing loans and securities held-to-maturity, and other short-term investments. Liquidity has also been obtained through liabilities such as customer-related core deposits, funds borrowed, certificates of deposit and public funds deposits.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

At September 30, 1997, shareholders' equity was $1,044 million compared to $988 million at September 30, 1996. The changes in total shareholders' equity and book value per common share are summarized in the tables below:

                                               Total Share-
                                              holders' Equity    Book Value Per
                                               (in millions)      Common Share
Balance, December 31, 1996                        $  993.8           $21.06
Net income for the nine months ended
  September 30, 1997                                 137.3             2.86
Cash dividends paid                                  (47.1)            (.99)
Net change in valuation adjustment of securities
  available-for-sale                                   3.6              .08
Stock repurchases (net of stock issued,
  excluding shares issued for business
      combinations)                                 (120.8)           (2.51)
Acquisition of Seaway and GRH insurance               76.9             1.63
Balance, September 30, 1997                       $1,043.7           $22.13

As shown in the table below, the Corporation repurchased approximately 2.5 million shares of its common stock during the nine months ended September 30, 1997. These shares were repurchased pursuant to previously announced authorizations by Old Kent's board of directors. The repurchase of these shares had a beneficial effect on earnings per common share and return on average equity for the three and nine month period ended September 30, 1997.

Old Kent Common Stock repurchased and reserved for future reissuance in connection with:

                                                             Dividend
                                                           Reinvestment    Acquisitions
                                                Stock      and Employee    Accounted for
                                   Total      Dividends    Stock Plans     as Purchases
Shares reserved at 12/31/96      2,821,758    1,370,000      450,000         1,001,758
Shares repurchased               2,498,337      995,814      493,858         1,008,665
Shares reissued                 (4,483,382)  (2,075,814)    (397,145)       (2,010,423)
Shares reserved at 9/30/97         836,713      290,000      546,713                 0

On July 28, 1997, Old Kent issued nearly 2.1 million shares of its common stock in a 5% stock dividend declared in June 1997. This stock dividend was the third consecutive annual 5% stock dividend. The shares issued had been systematically repurchased (as discussed below) by the Corporation under the June 1996, 4.5 million share authorization by the board of directors. Repurchases under that authorization ended with the payment of the stock dividend.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


For a number of years, Old Kent has been authorized by its board of directors to repurchase shares in connection with the Corporation's Dividend Reinvestment and Employee Stock Plans, and on a quarterly basis has systematically maintained a level of shares equivalent to permissible needs.

The table also shows that Old Kent issued approximately 2.0 million shares in connection with business combinations accounted for as purchases. In
January 1997, approximately 1.9 million shares were issued to acquire Seaway Financial Corporation. These shares had been specifically reacquired for this purpose under a separate June 1996 authorization by the board of directors. Effective September 1, 1997, Old Kent issued approximately 0.1 million shares of its common stock to acquire an insurance business; these shares had been reacquired as part of the June 1997 board authorization.

At September 30, 1997, Old Kent held 836,713 shares of its common stock reserved for reissuance as detailed in the table above. These shares were repurchased under a June 1997 board of directors authorization allowing management to repurchase up to 3 million shares of Old Kent Common Stock intended for future reissuance in connection with stock dividends, dividend reinvestment and employee stock plans, and other corporate purposes. Stock to be repurchased under this authorization for anticipated future stock dividends is expected to account for approximately 2.3 million shares. Management intends that this number of shares would be repurchased prior to August 1998 in a systematic pattern (on a quarterly ratable basis) of open market and privately negotiated transactions. The remaining 0.7 million shares of the authorization are intended for reissue in connection with the Corporation's dividend reinvestment and employee stock plans, as well as other non-specific corporate purposes such as business acquisitions accounted for as purchases.

On October 20, 1997, subsequent to the "as of" date of this report, Old Kent declared a two-for-one stock split, to be effected as a 100% stock dividend, payable December 15, 1997, to shareholders of record as of November 14, 1997. This declaration also updated the June 1997 stock repurchase authorization, allowing that the remaining number of unrepurchased shares as of the stock split payment date be doubled to accommodate the effect of the two-for-one stock split.

Total equity at September 30, 1997, was reduced by an after-tax unrealized loss of $6.3 million on securities available-for-sale. Shareholders' equity as a percentage of total assets as of September 30, 1997, was 7.59%.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


The following table represents the Registrant's consolidated regulatory capital position as of September 30, 1997:

Regulatory capital at September 30, 1997
(in millions)                                          Tier 1         Total
                                        Leverage     Risk-Based     Risk-Based
                                          Ratio        Capital        Capital
Actual capital                          $1,020.8      $1,020.8       $1,251.4
Required minimum regulatory capital        400.0         417.0          834.0
Capital in excess of requirements       $  620.8      $  603.8       $  417.4

Actual ratio                                7.66%         9.79%         12.00%
Regulatory Minimum Ratio                    3.00%         4.00%          8.00%
Ratio considered "well capitalized"
 by regulatory agencies                     5.00%         6.00%         10.00%

As described in note H, in January 1997, the Corporation issued $100 million of capital income securities. These "Trust Preferred Capital Securities" are eligible for Tier 1 capital treatment.

PART II    OTHER INFORMATION

Item 2     Changes in Securities and Use of Proceeds.

           Old Kent acquired Grand Rapids Holland Insurance Agency, Inc. ("GRH") in a merger which was effective September 1, 1997. In that transaction, a total of 114,471 shares of Old Kent Common Stock, $1 par value, were issued to former shareholders of GRH in consideration for all of GRH's outstanding shares. The shares issued in this transaction were issued in compliance with the Securities and Exchange Commission Regulation D and were not registered under the Securities Act of 1933.

           During the quarter ended September 30, 1997, the Corporation issued 10,000 share of common stock to an executive officer of the Corporation pursuant to the Corporation's Restricted Stock Plan of 1987. The Restricted Stock Plan of 1987 is not registered under the Securities Act of 1933. Awards of shares under this plan are made to officers and key employees of the Corporation and its subsidiaries in consideration of their employment, do not involve any investment decision or election by the recipient, and do not constitute an "offer" or a "sale" under the Securities Act of 1933. Reporting this transaction under this item shall not constitute an admission by the Corporation that such transaction constitutes sale of securities.


Item 6     Exhibits and reports on Form 8-K.
           A.       The following exhibits are filed as part of this report

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

                    August 26, 1997      5 and 7

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                              OLD KENT FINANCIAL CORPORATION





Date:  November 13, 1997      David J. Wagner
                                 Chairman of the Board, President and
                                 Chief Executive Officer





Date:  November 13, 1997      William L. Sanders,
                                 Senior Executive Vice President and
                                 Chief Financial Officer

                       EXHIBIT INDEX


        11 Statement of Earnings per Share

        27 Financial Data Schedule