Form 10-K405
period 1997-12-31
OLD KENT FINANCIAL CORP /MI/
filed 1998-03-05
CIK 746969

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

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

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

Yes   X          No
    ======

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the filing.

         Aggregate Market Value as of February 18, 1998: $3,131,440,000

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

        Common stock outstanding at February 18, 1998: 91,686,375 shares

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's annual report to shareholders for the year ended December 31, 1997, are incorporated by reference in Part I and Part II.

     Portions of the registrant's proxy statement for its April 20, 1998, annual meeting of shareholders are incorporated by reference in Part II and Part III.
================================================================================

                                     PART I

ITEM 1. BUSINESS.

     Old Kent Financial Corporation ("Old Kent") is a bank holding company and Michigan business corporation, with its main office in Grand Rapids, Michigan. Its principal banking subsidiary, Old Kent Bank, serves its communities with 204 banking offices in Michigan and 24 banking offices in Illinois. Old Kent Bank engages in commercial and retail banking and provides investment management, trust and other financial services. Approximately 84% of Old Kent's assets are associated with banking offices serving the lower peninsula of Michigan. The balance of banking assets are associated with offices serving northeastern Illinois and 100 mortgage company offices located in 25 states.

     Old Kent's business is concentrated in a single industry segment -- commercial banking. Old Kent's subsidiaries offer a wide range of banking, financial, and fiduciary services. These include accepting deposits, commercial and retail lending, consumer financing, real estate and lease financing, equipment leasing, debit cards, safe deposit facilities, automated transaction machine services, cash management, electronic banking services, money transfer services, international banking services, corporate and personal trust services, personal investment and securities brokerage, investment advisory services, credit life insurance, insurance agency services, and other banking services.

     Old Kent Mortgage Company originates residential mortgages and conducts a traditional retail and wholesale mortgage banking business in one- to four-family residential mortgage loans. Substantially all mortgage production is sold into the secondary market. Mortgage servicing for all of Old Kent's subsidiaries and independent investors is performed by Old Kent Mortgage Services, Inc.

     The principal source of revenues for Old Kent is interest and fees on loans, which accounted for 58% of total revenues in 1997, 62% in 1996, and 62% in 1995. Interest on securities is also a significant source of revenue, accounting for 14% of total revenues in 1997, 17% in 1996, and 19% in 1995. Mortgage banking activities accounted for 12% of the total revenue in 1997, 7% in 1996, and 5% in 1995.

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

     As of December 31, 1997, Old Kent conducted the business of banking through the following bank subsidiaries:

                  BANK                          MAIN OFFICE         ASSETS          DEPOSITS         LOANS
                  ----                          -----------         ------          --------         -----
                                                                                 (IN MILLIONS)
Old Kent Bank                                 Grand Rapids, MI      $13,557         $10,120          $9,662
Old Kent Bank, National Association           Jonesville, MI            113              99              94

     Old Kent also conducted business activities closely related to the business of banking through the following direct and indirect nonbank subsidiaries as of December 31, 1997:

              SUBSIDIARY                     BUSINESS ACTIVITY        STATES WHERE OFFICES ARE LOCATED
              ----------                     -----------------        --------------------------------
Old Kent Brokerage Services, Inc.           Full service             Michigan, Illinois
                                            brokerage services
Old Kent Financial Life Insurance           Credit life and          Michigan
  Company                                   disability
                                            insurance
Old Kent Insurance Group, Inc.              Insurance agency         Michigan
Old Kent Mortgage Company                   Mortgage company         Offices in 25 states
Old Kent Mortgage Services, Inc.            Mortgage servicing       Michigan
Vanguard Financial Service Corp.            Leasing                  California, Illinois,
                                                                       Massachusetts, Michigan
National Pacific Mortgage Corporation       Mortgage company         California, Oregon
Republic Mortgage Corp.                     Mortgage company         Utah, Idaho, Nevada
Lyon Street Asset Management Company        Investment advisor       Michigan

RECENT DEVELOPMENTS

     Effective January 1, 1997, Old Kent Bank sold for $1.3 million in cash all of its shares of Hartger & Willard Mortgage Associates, Inc., its commercial mortgage company.

     Effective January 1, 1997, Old Kent acquired Seaway Financial Corporation ("Seaway"), a bank holding company, and its subsidiaries, The Commercial and Savings Bank of St. Clair County and The Algonac Savings Bank. The acquisition was effected by a merger of Seaway with and into Old Kent. This transaction was accounted for as a purchase for accounting purposes. At the effective date, Seaway had, on a consolidated basis, assets totaling approximately $345 million and deposits of approximately $302 million. Seaway stockholders received approximately 1.9 million shares of common stock of Old Kent. The principal market for the financial services offered by Seaway was St. Clair County, Michigan, and the communities within St. Clair County. Effective May 1, 1997, the two subsidiary banks of Seaway were merged into and with Old Kent Bank.

     On January 31, 1997, Old Kent Capital Trust I (the "Trust"), a newly formed Delaware business trust controlled by Old Kent, issued $100,000,000 of floating rate subordinated capital income securities. The securities, which mature February 1, 2027, were sold in a private placement transaction and subsequently exchanged for registered securities.

     On March 1, 1997, Old Kent organized a new national bank subsidiary, Old Kent Bank, National Association ("Old Kent Bank, N.A."), headquartered in Jonesville, Michigan. As a part of its organization, Old Kent Bank, N.A., purchased the assets and assumed the liabilities of two existing branches of Old Kent Bank, in Hillsdale and Jonesville, Michigan. Old Kent Bank, N.A. established an operating subsidiary, GHA National Agency, Inc., to engage in insurance agency activities from Jonesville, Michigan.

     During June, 1997, Old Kent Bank sold substantially all of its credit card loan portfolio for approximately $266 million. The sale resulted from Old Kent's decision to discontinue business activity as an underwriter of credit card loans.

     Effective July 1, 1997, Old Kent Bank (Illinois) was merged into and with Old Kent Bank.

     On September 1, 1997, Guyot, Hicks, Anderson & Associates, Inc. ("GHA") acquired Grand Rapids Holland Insurance Agency, Inc. ("GRH"). This acquisition was accounted for as a purchase for accounting purposes. On December 31, 1997, GHA merged with and into GRH. As part of that merger, GRH's name was changed to Old Kent Insurance Group, Inc.

     On November 21, 1997, Old Kent Bank sold substantially all of its portfolio of consumer loans collateralized by boats and other marine assets for approximately $60 million in cash.

     Old Kent is engaged in an ongoing review of the utility and economy of its branch network. During 1997, Old Kent's bank subsidiaries sold, closed, or eliminated through consolidation, a total of 5 bank branches.

COMPETITION

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

FORWARD-LOOKING STATEMENTS

     This report contains forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy, and about Old Kent itself. Words such as "anticipates", "believes", "estimates", "expects", "forecasts", "intends", "is likely", "plans", "projects", variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("Future Factors") that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements. Old Kent undertakes no obligation to update, amend or clarify forward-looking statements, as a result of new information, future events, or otherwise.

     Future Factors that could cause a difference between an ultimate actual outcome and a preceding forward-looking statement include, but are not limited to, changes in interest rates and interest rate relationships; demand for products and services; the degree of competition by traditional and non-traditional competitors; changes in banking laws or regulations; changes in tax laws; changes in prices, levies, and assessments; the impact of technological advances; government and regulatory policy changes; the outcome of pending and future litigation and contingencies; trends in customer behaviors as well as their ability to repay loans; and the vicissitudes of the world and national economy.

SUPERVISION AND REGULATION

     Banks and bank holding companies are extensively regulated. Old Kent Bank is chartered under Michigan law and is a member of the Federal Reserve System. It is supervised, examined, and regulated by the Federal Reserve System, the Federal Deposit Insurance Corporation ("FDIC") and the Financial Institutions Bureau of the State of Michigan. Old Kent Bank, N.A. is chartered under federal law and supervised, examined, and regulated by the Office of the Comptroller of the Currency ("OCC"). Deposits of all of the banks are insured by the FDIC to the extent provided by law.

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

     The nature of the business of Old Kent's subsidiaries is such that they hold title, on a temporary or permanent basis, to a number of parcels of real property. These include property owned for branch offices and other business purposes as well as properties taken in or in lieu of foreclosure to satisfy loans in default. Under current state and federal laws, present and past owners of real property are potentially exposed to liability for the cost of clean up of contamination on or originating from those properties. These liabilities can be material and can exceed the value of the contaminated property.

     The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Riegle-Neal Act") substantially changed the geographic constraints applicable to the banking industry. The Riegle-Neal Act allows bank holding companies to acquire banks located in any state in the United States without regard to geographic restrictions or reciprocity requirements imposed by state law. Effective June 1, 1997 (or earlier if expressly authorized by applicable state law), the Riegle-Neal Act also allows banks to establish interstate branch networks through acquisitions of other banks. The establishment of de novo interstate branches or the acquisition of individual branches of a bank in another state (rather than the acquisition of an out-of-state bank in its entirety) is allowed by the Riegle-Neal Act only if specifically authorized by state law. The legislation allowed individual states to "opt-out" of certain provisions of the Riegle-Neal Act by enacting appropriate legislation prior to June 1, 1997.

     Michigan permits both U.S. and non-U.S. banks to establish branch offices in Michigan. The Michigan Banking Code permits, in appropriate circumstances and with the approval of the Commissioner, (i) acquisition of Michigan banks by FDIC-insured banks, savings banks or savings and loan associations located in other states, (ii) sale by a Michigan bank of branches to an FDIC-insured bank, savings bank or savings and loan association located in a state in which a Michigan bank could purchase branches of the purchasing entity, (iii) consolidation of Michigan banks and FDIC-insured banks, savings banks or savings and loan associations located in other states having laws permitting such consolidation, (iv) establishment of branches in Michigan by FDIC-insured banks located in other states, the District of Columbia or U.S. territories or protectorates having laws permitting a Michigan bank to establish a branch in such jurisdiction, and (v) establishment by foreign banks of branches located in Michigan.

INVESTMENT ACTIVITIES

     As detailed below in the "Investment Portfolio" table, Old Kent derives a significant amount of income from its investment security portfolio, which is composed of 5 general categories of securities: (i) U.S. Treasury and federal agency securities; (ii) collateralized mortgage obligations ("CMOs"); (iii) mortgage-backed pass-through securities ("MBSs"); (iv) municipal bonds; and (v) other securities.

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

     Municipal bonds represent obligations of state and political subdivisions or their created "authorities." Municipal bonds are issued in various forms. They may have fixed or floating rates, a fixed maturity or a "callable" prepayment provision, and interest paid regularly or at maturity. Interest is generally exempt from federal income tax. The reported yield may be affected by the prepayment of principal on a callable security.

     Other securities represent Federal Reserve Bank stock, Federal Home Loan Bank stock, and Federal National Mortgage Association stock. Old Kent receives regular dividend payments from each of these issuers.

     As of December 31, 1997, Old Kent had not identified any securities as being "high risk" as defined by the FFIEC Supervisory Policy Statement on Securities Activities.

EMPLOYEES

     In the aggregate, Old Kent and its subsidiaries had 6,328 employees (on a full time equivalent basis) at December 31, 1997. Old Kent and its subsidiaries are equal opportunity employers whose affirmative action programs comply with applicable federal laws and executive orders.

STATISTICAL INFORMATION

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

MD&A

     Average Consolidated Balance Sheets
     Net Interest Income
     Loan Portfolio
     Nonperforming Assets
     Provision for Credit Losses

SELECTED FINANCIAL DATA

     Dividend payout ratio
     Return on average total equity
     Return on average total assets
     Average equity to average assets

FINANCIAL STATEMENTS

     Note 6. Loans and Nonperforming Assets

INVESTMENT PORTFOLIO

     The following table summarizes Old Kent's securities classified as available-for-sale at December 31, 1997, 1996, and 1995. Securities available-for-sale are carried on the balance sheet at their estimated fair market values, with corresponding valuation adjustments included as a component of shareholders' equity.

                                                                 GROSS           GROSS
                                               AMORTIZED       UNREALIZED      UNREALIZED       ESTIMATED
                                                  COST           GAINS           LOSSES        MARKET VALUE
                                               ---------       ----------      ----------      ------------
                                                                      (IN THOUSANDS)
December 31, 1997
U.S. Treasury and federal agency securities    $  519,016       $ 2,186         $ 1,975         $  519,227
Collateralized mortgage obligations:
  U.S. Government issued                        1,030,220         5,830           2,337          1,033,713
  Privately issued                                237,363         1,066           2,688            235,741
Mortgage-backed pass-through securities           134,127           280             135            134,272
Other securities                                  113,709           205              --            113,914
                                               ----------       -------         -------         ----------
     Total                                     $2,034,435       $ 9,567         $ 7,135         $2,036,867
                                               ==========       =======         =======         ==========
December 31, 1996
U.S. Treasury and federal agency securities    $1,167,775       $   298         $ 7,891         $1,160,182
Collateralized mortgage obligations:
  U.S. Government issued                          419,499           433           3,064            416,868
  Privately issued                                189,347           465           4,277            185,535
Mortgage-backed pass-through securities            72,452            46           1,179             71,319
Other securities                                   61,294            --              --             61,294
                                               ----------       -------         -------         ----------
     Total                                     $1,910,367       $ 1,242         $16,411         $1,895,198
                                               ==========       =======         =======         ==========
December 31, 1995
U.S. Treasury and federal agency securities    $1,304,855       $10,503         $ 2,930         $1,312,428
Collateralized mortgage obligations:
  U.S. Government issued                          710,255         5,252           9,678            705,829
  Privately issued                                  4,539            29              40              4,528
Mortgage-backed pass-through securities           162,494         1,709             269            163,934
Other securities                                   58,374           606              --             58,980
                                               ----------       -------         -------         ----------
     Total                                     $2,240,517       $18,099         $12,917         $2,245,699
                                               ==========       =======         =======         ==========

     The following table summarizes Old Kent's securities classified as held-to-maturity at December 31, 1997, 1996, and 1995. Securities held-to-maturity are carried on the balance sheet at their amortized cost.

                                                                   GROSS           GROSS         ESTIMATED
                                                  AMORTIZED      UNREALIZED      UNREALIZED       MARKET
                                                    COST           GAINS           LOSSES          VALUE
                                                  ---------      ----------      ----------      ---------
                                                                       (IN THOUSANDS)
December 31, 1997
U.S. Treasury and federal agency securities       $ 15,248        $    48          $   11        $ 15,285
Collateralized mortgage obligations:
  U.S. Government issued                           453,556            682           4,377         449,861
  Privately issued                                 119,526            329             992         118,863
Mortgage-backed pass-through securities             93,896          1,307             294          94,909
Other securities                                   138,613          4,517           1,146         141,984
                                                  --------        -------          ------        --------
     Total                                        $820,839        $ 6,883          $6,820        $820,902
                                                  ========        =======          ======        ========
December 31, 1996
U.S. Treasury and federal agency securities       $  6,116        $     9          $    1        $  6,124
Collateralized mortgage obligations:
  U.S. Government issued                           462,778          1,878           3,444         461,212
  Privately issued                                 160,699             --           1,885         158,814
Mortgage-backed pass-through securities            122,878          2,320             247         124,951
Other securities                                   156,859          4,730           1,098         160,491
                                                  --------        -------          ------        --------
     Total                                        $909,330        $ 8,937          $6,675        $911,592
                                                  ========        =======          ======        ========
December 31, 1995
Collateralized mortgage obligations:
  U.S. Government issued                          $456,758        $ 2,963          $5,306        $454,415
  Privately issued                                  95,843            227             390          95,680
Mortgage-backed pass-through securities            127,729          2,939             236         130,432
State and political subdivision securities         190,612          6,031             879         195,764
                                                  --------        -------          ------        --------
     Total                                        $870,942        $12,160          $6,811        $876,291
                                                  ========        =======          ======        ========

     The following table shows, by class of maturities as of December 31, 1997, the amounts and weighted average yields of securities available-for-sale and securities held-to-maturity on the basis of amortized cost:

                                                                    MATURING
                             --------------------------------------------------------------------------------------
                                                    AFTER ONE BUT           AFTER FIVE BUT
                             WITHIN ONE YEAR      WITHIN FIVE YEARS        WITHIN TEN YEARS        AFTER TEN YEARS
                             ---------------      ------------------      -------------------      ----------------
                             AMOUNT    YIELD       AMOUNT     YIELD        AMOUNT       YIELD       AMOUNT    YIELD
                             ------    -----       ------     -----        ------       -----       ------    -----
                                                             (DOLLARS IN THOUSANDS)
U.S. Treasury and other
  U.S. government agencies
  and corporations           $34,533   5.76%      $212,880     6.03%      $286,851      5.64%            --     --
States and other political
  subdivisions                21,741   5.76         60,863     5.48         38,003      5.42       $ 18,006   5.91%
Other Securities                  --     --             --       --             --        --        113,709   8.11
                             -------   ----       --------     ----       --------      ----       --------   ----
     Total                   $56,274   5.76%      $273,743     5.91%      $324,854      5.61%      $131,715   7.81%
                             =======   ====       ========     ====       ========      ====       ========   ====

-------------------------

(1) The effective yields are weighted for the scheduled maturity of each security.

(2) Collateralized mortgage obligations and mortgage-backed securities of $2,068,688, having a weighted average yield of 6.50% at December 31, 1997, are not included in the table shown above.

(3) Weighted average interest rates have been computed on a fully taxable equivalent basis. The rates shown on securities issued by states and political subdivisions have been restated, assuming a 35% tax rate. The amount of the adjustment, due to restating the rates, is as follows:

                                                          TAX-EXEMPT                         RATE OF TAXABLE
                                                             RATE          ADJUSTMENT       EQUIVALENTS BASIS
                                                          ----------       ----------       -----------------
    Under 1 Year                                             5.76%            3.10%               8.86%
    1 to 5 Years                                             5.48             2.95                8.43
    5 to 10 Years                                            5.42             2.91                8.33
    Over 10 Years                                            5.91             3.18                9.09
                                                             ----             ----                ----
    Total                                                    5.58%            3.00%               8.58%
                                                             ====             ====                ====

(4) The aggregate book value of securities of no single issuer except the U.S. Government exceeds 10 percent of Old Kent's consolidated shareholders' equity.

     The table below identifies the critical characteristics of Old Kent's three classes of mortgage-backed related securities for December 31, 1997, 1996, and 1995.

                                                                              WEIGHTED      ESTIMATED
                                                              AMORTIZED       AVERAGE        AVERAGE
                                                                 COST          YIELD          LIFE*
                                                              ---------       --------      ---------
                                                                          (IN THOUSANDS)
December 31, 1997
Collateralized mortgage obligations:
  U.S. Government issued                                      $1,483,776        6.54%         3.39
  Privately issued                                               356,889        6.52          3.21
Mortgage-backed pass-through securities                          228,023        6.17          3.90
                                                              ----------        ----          ----
     Total                                                   $$2,068,688        6.50%         3.41
                                                              ==========        ====          ====
December 31, 1996
Collateralized mortgage obligations:
  U.S. Government issued                                      $  882,277        6.35%          2.9
  Privately issued                                               350,046        6.46           3.1
Mortgage-backed pass-through securities                          195,330        6.83           3.5
                                                              ----------        ----          ----
     Total                                                    $1,427,653        6.44%          3.0
                                                              ==========        ====          ====
December 31, 1995
Collateralized mortgage obligations:
  U.S. Government issued                                      $1,167,013        6.33%          3.1
  Privately issued                                               100,382        6.45           3.7
Mortgage-backed pass-through securities                          290,223        6.90           5.0
                                                              ----------        ----          ----
     Total mortgage-backed related securities                 $1,557,618        6.45%          3.5
                                                              ==========        ====          ====

-------------------------
* Estimated average life is the amortization period, in years, used by Old Kent in the preparation of its financial statements.

LOAN PORTFOLIO

     The following table shows the maturity of loans (excluding residential mortgages of 1-4 family residences, consumer loans, credit card loans, and lease financing) outstanding at December 31, 1997. Also provided are the amounts due after one year classified according to their sensitivity to changes in interest rates.

                                                            DUE IN ONE        DUE IN ONE        DUE AFTER
                                                           YEAR OR LESS      TO FIVE YEARS      FIVE YEARS
                                                           ------------      -------------      ----------
                                                                      (IN THOUSANDS OF DOLLARS)
Commercial, financial and agricultural                      $1,567,767        $  872,095         $136,146
Real estate-commercial(1)                                      446,711         1,234,047          115,550
Real estate-construction                                       258,376           190,538          108,093
                                                            ----------        ----------         --------
     Total                                                  $2,272,854        $2,296,680         $359,789
                                                            ==========        ==========         ========
Loans due after one year:
  With fixed rates                                                            $1,287,878         $235,185
  With floating rates                                                          1,008,802          124,604
                                                                              ----------         --------
     Total                                                                    $2,296,680         $359,789
                                                                              ==========         ========

-------------------------
(1) Includes real estate commercial loans secured by 1-4 family residences.

     Foreign Outstandings: A summary of significant foreign outstandings at the end of each of the last three years is as follows:

                                                                        OUTSTANDINGS TO FOREIGN
                                                              -------------------------------------------
                                                                 BANKS AND                       PERCENT
                                                              OTHER FINANCIAL                    OF TOTAL
                                                              INSTITUTIONS(1)       TOTAL         ASSETS
                                                              ---------------       -----        --------
                                                                        (DOLLARS IN THOUSANDS)
At December 31, 1997
  All Countries(2)                                               $      0          $      0           0%
                                                                 ========          ========        ====
At December 31, 1996
  All Countries(2)                                               $      0          $      0           0%
                                                                 ========          ========        ====
At December 31, 1995
  All Countries(2)                                               $150,000          $150,000        1.25%
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

DEPOSITS

     The daily average amounts of deposits and rates paid on such deposits for the periods indicated are:

                                                          YEARS ENDED DECEMBER 31,
                                     -------------------------------------------------------------------
                                            1997                     1996                    1995
                                     -------------------      ------------------      ------------------
                                       AMOUNT       RATE        AMOUNT      RATE        AMOUNT      RATE
                                       ------       ----        ------      ----        ------      ----
                                                           (DOLLARS IN THOUSANDS)
In Domestic Offices:
  Non-interest-bearing demand
     deposits                        $ 1,511,391              $1,407,706              $1,329,787
  Savings deposits                     3,021,239    2.61%      2,981,349    2.65%      3,094,220    2.67%
  Time deposits                        5,696,980    5.53       5,326,798    5.65       4,667,457    5.70
In Foreign Office:
  Time deposits                           38,792    5.45%         46,841    5.73%        225,964    6.26%
                                     -----------              ----------              ----------
       Total                         $10,268,402              $9,762,694              $9,317,428
                                     ===========              ==========              ==========

     The time remaining until maturity of time deposits of $100,000 or more issued by domestic offices (all of which are time certificates of deposit) at December 31, 1997, is as follows:

                                                                  TIME CERTIFICATES
                                                                      OF DEPOSIT
                                                                  -----------------
                                                                     (DOLLARS IN
                                                                      THOUSANDS)
3 months or less                                                      $  863,044
Over 3 through 6 months                                                  224,810
Over 6 through 12 months                                                 303,877
Over 12 months                                                           173,850
                                                                      ----------
     Total                                                            $1,565,581
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

OTHER BORROWED FUNDS

     Other borrowed funds consist of federal funds purchased, securities sold under agreements to repurchase, bank notes, treasury tax, loan and demand notes. The following amounts and rates applied during the last three years:

                        FEDERAL FUNDS PURCHASED AND
                           SECURITIES SOLD UNDER
                         AGREEMENTS TO REPURCHASE:                BANK NOTES                AGGREGATE OTHER BORROWED FUNDS
                       ------------------------------   ------------------------------   ------------------------------------
                         1997       1996       1995       1997       1996       1995        1997         1996         1995
                         ----       ----       ----       ----       ----       ----        ----         ----         ----
                           (DOLLARS IN THOUSANDS)           (DOLLARS IN THOUSANDS)              (DOLLARS IN THOUSANDS)
Amounts outstanding
  at year-end          $797,670   $482,499   $536,686   $960,500   $445,000   $575,000   $2,074,791   $1,235,867   $1,307,617
Average amount
  outstanding during
  year                 $697,705   $519,579   $429,881   $590,886   $415,410   $591,507   $1,562,014   $1,155,504   $1,185,629
Maximum amount
  outstanding any
  month-end            $872,379   $610,636   $536,686   $960,500   $495,000   $800,000   $2,074,791   $1,327,547   $1,329,425
Weighted average
  interest rate at
  year-end(1)              5.83%      5.28%      5.86%      5.88%      6.22%      6.35%        5.54%        5.47%        5.95%
Weighted average
  interest rate
  during year(1)           4.83%      4.67%      5.13%      6.04%      6.36%      6.33%        5.53%        5.50%        5.88%

-------------------------

(1) The weighted average interest rates are derived by dividing the interest expense for the period by the daily average balance during the period.

ITEM 2. PROPERTIES.

     The executive offices of Old Kent and the main office of Old Kent Bank are located in an office complex in downtown Grand Rapids, Michigan. This complex consists of two interconnected buildings, including a 10-story office building. Approximately 60% of the 305,633 square feet of space in the complex is occupied by Old Kent and Old Kent Bank. The balance is leased to others for terms of varying lengths.

     Old Kent's operations center is housed in two buildings located near Grand Rapids. The two buildings, which have a total of 310,000 square feet, are owned by Old Kent Bank.

     Old Kent's subsidiary banks conducted business from a total of 228 full service banking offices as of December 31, 1997. Of the full service banking offices, 173 are owned by the banks or their subsidiaries, and 55 are leased from various independent parties for various lease terms.

ITEM 3. LEGAL PROCEEDINGS.

     Old Kent's subsidiaries are parties, as plaintiff or defendant, to a number of legal proceedings. Except as described below, all of these proceedings are considered to be ordinary routine litigation incidental to their business, and none is considered to be a material pending legal proceeding.

     Old Kent Bank is named, among other defendants, in a lawsuit filed by Grow Group, Inc. ("Grow") in 1994 presently pending in the United States District Court for the Western District of Michigan. Principal defendants in this case include Perrigo Company ("Perrigo"), Michael J. Jandernoa (Chairman of the Board and Chief Executive Officer of Perrigo, and presently a director of Old Kent), certain other persons who are believed to have been directors and officers of Perrigo, Old Kent Bank, and National Bank of Detroit ("NBD"; now NBD Bank), with which Old Kent Bank participated in the financing arrangement that is in part the subject of the case. In 1988, Old Kent Bank participated in a credit facility that partially financed the purchase of all of the stock of Perrigo from Grow by individual and corporate defendants in the case. Grow now alleges that NBD and Old Kent Bank conspired with and aided and abetted the individual defendants in certain breaches of duties, fraud, and usurpation of corporate opportunity; misappropriated and used confidential and proprietary information for their own benefit; and breached a relationship of trust and confidence with Grow. Grow demands judgment against the defendants, jointly and severally, for damages in an unspecified but apparently material amount, profits and benefits accruing to the defendants as a result of the alleged wrongful acts, punitive damages, interest, and costs. Based on the information presently available, Old Kent has no reason to believe that there is a basis for a meritorious claim against Old Kent Bank on the allegations stated in this case.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.

SUPPLEMENTAL ITEM. EXECUTIVE OFFICERS OF THE REGISTRANT.

     Old Kent's executive officers are appointed annually by, and serve at the pleasure of, the Old Kent board of directors. Biographical information concerning executive officers as of February 16, 1998, who are not directors or nominated for election to the board of directors is presented below:

     Steven D. Crandall (age 45) has been Senior Vice President (Human Resources) of Old Kent since 1997 and a Senior Vice President of Old Kent since 1989. Mr. Crandall is also a member of Old Kent's Management Committee.

     David A. Dams (age 45) has been Executive Vice President (Corporate Banking) of Old Kent Bank since 1989 and an Executive Vice President of Old Kent Bank since 1986. Mr. Dams is also a member of Old Kent's Management Committee.

     Gregory K. Daniels (age 45) has been Senior Vice President and Chief Information Officer of Old Kent since 1997 and Senior Vice President of Old Kent since 1996. Prior to that, he was a Business Unit Executive with IBM. Mr. Daniels is also a member of Old Kent's Management Committee.

     E. Philip Farley (age 58) has been Executive Vice President (Community Bank Administration) of Old Kent since January, 1998. Prior to that, he served as Executive Vice President of Old Kent Bank from 1987 to 1997. Mr. Farley is also a member of Old Kent's Management Committee.

     Ralph W. Garlick (age 61) has been Executive Vice President of Old Kent since 1984. Mr. Garlick is also a member of Old Kent's Management Committee.

     Richard L. Haug (age 58) has been Senior Vice President and General Auditor of Old Kent since 1986.

     James A. Hubbard (age 43) has been Senior Executive Vice President of Old Kent since February, 1998 and President of Old Kent Bank-Illinois since 1997. He was Executive Vice President of Old Kent from 1997 to February, 1998. Previously, Mr. Hubbard held various positions with American National Bank in Chicago, Illinois. Mr. Hubbard is also a member of Old Kent's Management Committee.

     David L. Kerstein (age 53) has been Executive Vice President (Retail Banking and Marketing) of Old Kent since 1997 and Executive Vice President (Retail Banking) of Old Kent since 1992. Mr. Kerstein is also a member of Old Kent's Management Committee.

     Kenneth C. Krei (age 48) has been Executive Vice President (Investment Services) of Old Kent Bank since 1997. Prior to that, he was Senior Vice President of Old Kent Bank since 1996. Prior to that, Mr. Krei held various positions with Bank of America (Continental Bank) in Chicago, Illinois. Mr. Krei is also a member of Old Kent's Management Committee.

     Larry S. Magnesen (age 40) has been Senior Vice President (Retail Administration) of Old Kent Bank since 1997. Prior to that, he was Senior Vice President of Old Kent since 1996. Prior to that, he was a Vice President of Banc One Corporation (a bank holding company) and Banc One Ohio Corporation (a bank). Mr. Magnesen is also a member of Old Kent's Management Committee.

     William L. Sanders (age 51) has been Senior Executive Vice President and Chief Financial Officer of Old Kent since 1997 and Treasurer of Old Kent since February, 1998. Prior to that, he was Executive Vice

President and Chief Financial Officer of Bank Plus Corporation (a savings institution) and Executive Vice President and Chief Financial Officer of H.F. Ahmanson & Company (Home Savings of America) (a thrift institution). Mr. Sanders is also a member of Old Kent's Management Committee.

     Daniel W. Terpsma (age 43) has been Executive Vice President of Old Kent Bank and President of Old Kent Bank-East since 1997. Prior to that, he was Senior Vice President of Old Kent Bank. Mr. Terpsma is a director of Riviera Tool Company. Mr. Terpsma is also a member of Old Kent's Management Committee.

     Mary E. Tuuk (age 33) has been Senior Vice President (Legal Coordinator) of Old Kent since February, 1998 and Secretary of Old Kent since 1996. She was Vice President (Legal Coordinator) of Old Kent from 1996 to February, 1998. Prior to that, she was an attorney with the law firm Chapman and Cutler.

     Michael J. Whalen (age 49) has been Senior Vice President and Senior Credit Officer of Old Kent since 1997. Prior to that, he was President of Old Kent Bank-Illinois. Mr. Whalen is also a member of Old Kent's Management Committee.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

     The information under the caption "Old Kent Common Stock" and "Cash Dividends" on pages S-26 of Old Kent's Annual Report to Shareholders for the year ended December 31, 1997 (the "1997 Annual Report"), is here incorporated by reference. Old Kent's 1997 Annual Report is printed and distributed with its definitive Proxy Statement for its Annual Meeting of Shareholders to be held April 20, 1998 (the "1998 Proxy Statement").

     On September 1, 1997, Old Kent issued approximately 86,246 shares of its common stock to the then-shareholders of GRH as consideration for all of the issued and outstanding capital stock GRH. The issuance of securities was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder. Based on information provided by the former GRH shareholders and to the reasonable belief of Old Kent, each of the 17 former GRH shareholders was an "accredited investor" or, either alone or with his or her personal representative, had such knowledge and experience in financial and business matters that he or she was capable of evaluating the merits and risks of the investment. Old Kent did not employ an underwriter in this transaction.

ITEM 6. SELECTED FINANCIAL DATA.

     The information under the caption "Five Year Summary of Selected Financial Data" on page S-3 of Old Kent's 1997 Annual Report is here incorporated by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The information under the caption "Financial Review" on pages S-4 through S-36 of Old Kent's 1997 Annual Report is here incorporated by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The information under the caption "Market Risk Management" on pages S-28 through S-34 of Old Kent's 1997 Annual Report is here incorporated by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The financial statements, notes and the report of independent public accountants on pages S-38 through S-71 of Old Kent's 1997 Annual Report is here incorporated by reference.

     The information under the caption "Quarterly Financial Data" on page S-36 of Old Kent's 1997 Annual Report is here incorporated by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information set forth under the captions "Board of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the 1998 Proxy Statement is here incorporated by reference.

ITEM 11. EXECUTIVE COMPENSATION.

     The information set forth under the captions "Compensation of Executive Officers and Directors," "Executive Severance Agreements," and "Compensation of Directors" in the 1998 Proxy Statement is here incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information set forth under the caption "Voting Securities" in the 1998 Proxy Statement is here incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information set forth under the caption "Certain Relationships and Related Transactions" in the 1998 Proxy Statement is here incorporated by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) (1) Financial Statements. The following financial statements and report of independent public accountants of Old Kent Financial Corporation and its subsidiaries are filed as part of this report:

     Report of Independent Public Accountants dated January 14, 1998

     Consolidated Balance Sheets -- December 31, 1997 and 1996

     Consolidated Statements of Income for each of the three years in the period ended December 31, 1997

     Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 1997

     Consolidated Statements of Shareholders' Equity for each of the three years in the period ended December 31, 1997

     Notes to Consolidated Financial Statements

     The financial statements, the notes to financial statements, and the report of independent public accountants listed above are incorporated by reference in
Item 8 of this report.

     (2) Financial Statement Schedules. Not applicable.

     (3) Exhibits. The following exhibits are filed as part of this report:

NUMBER                              EXHIBIT
------                              -------
 3.1      Restated Articles of Incorporation. Previously filed as
          Exhibit 3(a) to Old Kent's Form 10-Q Quarterly Report for
          the fiscal quarter ended March 31, 1993. Here incorporated by reference.

NUMBER                              EXHIBIT
------                              -------
 3.2      Bylaws. Previously filed as Exhibit 3(b) to Old Kent's Form
          10-Q Quarterly Report filed for the fiscal quarter ended
          June 30, 1997. Here incorporated by reference.

 4.1      Rights Agreement. Previously filed as an exhibit to Old
          Kent's Form 8-A Registration Statement filed January 21,
          1997. Here incorporated by reference.

 4.2      Certificate of Designation, Preferences, and Rights of
          Series C Preferred Stock. Previously filed as Exhibit 4.3 to
          Old Kent's Form 8-K filed March 5, 1997. Here incorporated by reference.

 4.3      Form of Old Kent Capital Trust I Floating Rate Subordinated
          Capital Income Securities (Liquidation Amount of $1,000 per
          Capital Security). Previously filed as Exhibit 4.7 to Old
          Kent's Form S-4 Registration Statement filed July 10, 1997.
          Here incorporated by reference.

 4.4      Form of Old Kent Financial Corporation Floating Rate Junior
          Subordinated Debenture due 2027. Previously filed as Exhibit
          4.5 to Old Kent's Form S-4 Registration Statement filed July
          10, 1997. Here incorporated by reference.

 4.5 Amended and Restated Declaration of Trust, dated as of January 31, 1997, among Old Kent; Albert T. Potas, Thomas E.
          Powell, and Mary E. Tuuk, as "Regular Trustees" (as defined therein); Bankers Trust Company; and Bankers Trust
          (Delaware). Previously filed as Exhibit 4.6 to Old Kent's
          Form 8-K filed March 5, 1997. Here incorporated by reference.

 4.6      Guarantee Agreement, dated as of August 21, 1997, between
          Old Kent and Bankers Trust Company. Previously filed as
          Exhibit 4.7 to Old Kent's Form 8-K filed March 4, 1998. Here incorporated by reference.

 4.7 Indenture, dated as of January 31, 1997, between Old Kent and Bankers Trust Company. Previously filed as Exhibit 4.8 to Old Kent's Form 8-K filed March 5, 1997. Here incorporated by reference.

 4.8 Long-Term Debt. Old Kent has outstanding long-term debt that, at the time of this report, does not exceed 10% of Old
          Kent's total consolidated assets. Old Kent agrees to furnish copies of the agreements defining the rights of holders of such long-term indebtedness to the Securities and Exchange
          Commission upon request.

10.1      Executive Stock Option Plan of 1986.* Previously filed as
          Exhibit 10 to Old Kent's Form 10-Q Quarterly Report for its fiscal quarter ended September 30, 1995. Here incorporated by reference.

10.2      Amendment to Executive Stock Option Plan of
          1986.* Previously filed as Exhibit 10.19 to Old Kent's Form
          8-K filed March 5, 1997. Here incorporated by reference.

10.3      Restricted Stock Plan of 1987.* Previously filed as part of
          Old Kent's Definitive Proxy Statement dated March 6, 1992.
          Here incorporated by reference.

10.4 Amendment to Restricted Stock Plan of 1987.* Previously filed as Exhibit 10(f) to Old Kent's Form 8-K filed February
          23, 1996. Here incorporated by reference.

10.5      Old Kent Executive Retirement Income Plan and Related
          Trust.* Previously filed as Exhibit 10.5 to Old Kent's Form
          8-K filed March 4, 1998. Here incorporated by reference.

10.6 Amendment to Executive Retirement Income Plan.* Previously filed as Exhibit 10.6 to Old Kent's Form 8-K filed March 4,
          1998. Here incorporated by reference.

10.7      Old Kent Executive Thrift Plan and Related
          Trust.* Previously filed as Exhibit 10.7 to Old Kent's Form
          8-K filed March 4, 1998. Here incorporated by reference.

10.8      Amendment to Executive Thrift Plan.* Previously filed as
          Exhibit 10(h) to Old Kent's Form 10-K Annual Report for its fiscal year ended December 31, 1994. Here incorporated by reference.

10.9      Old Kent Deferred Compensation Plan and Related
          Trust.* Previously filed as Exhibit 10.9 to Old Kent's Form
          8-K filed March 4, 1998. Here incorporated by reference.

10.10     Stock Option Incentive Plan of 1992.* Previously filed as
          Exhibit 10(b) to Old Kent's Form 10-Q Quarterly Report for its fiscal quarter ended June 30, 1995. Here incorporated by reference.

NUMBER                              EXHIBIT
------                              -------
10.11     Amendment to Stock Option Incentive Plan of
          1992.* Previously filed as Exhibit 10.20 to Old Kent's Form
          8-K filed March 5, 1997. Here incorporated by reference.

10.12     Amendment to Stock Option Incentive Plan of
          1992.* Previously filed as Exhibit 10(d) to Old Kent's Form
          10-Q Quarterly Report for the fiscal quarter ended June 30, 1997. Here incorporated by reference.

10.13     Deferred Stock Compensation Plan and Related
          Trust.* Previously filed as Exhibit 10(j) to Old Kent's Form
          10-K Annual Report for its fiscal year ended December 31, 1994. Here incorporated by reference.

10.14     Old Kent Directors' Deferred Compensation Plan and Related
          Trust.* Previously filed as Exhibit 10(n) to Old Kent's Form
          10-K Annual Report for its fiscal year ended December 31, 1994. Here incorporated by reference.

10.15     Amendment to Old Kent Directors' Deferred Compensation
          Plan.* Previously filed as Exhibit 10.15 to Old Kent's Form
          8-K filed March 4, 1998. Here incorporated by reference.

10.16     Executive Incentive Bonus Plan.* Previously filed as part of
          Old Kent's Definitive Proxy Statement dated March 1, 1997.
          Here incorporated by reference.

10.17 Executive Stock Incentive Plan of 1997.* Previously filed as part of Old Kent's Definitive Proxy Statement dated March 1,
          1997. Here incorporated by reference.

10.18     Amendment to Executive Stock Incentive Plan of
          1997.* Previously filed as Exhibit 10(d) to Old Kent's Form
          10-Q Quarterly Report for the fiscal quarter ended June 30, 1997. Here incorporated by reference.

10.19     Pooling and Service Agreement. Previously filed as Exhibit
          10(r) to Old Kent's Form 8-K filed February 23, 1996. Here incorporated by reference.

10.20     Executive Severance Agreements.* The form of Executive
          Severance Agreement was previously filed as Exhibit 10.17 to Old Kent's Form 8-K filed March 5, 1997. Here incorporated by reference. An updated participant schedule was previously filed as Exhibit 10.20 to Old Kent's Form 8-K filed March 4,
          1998. Here incorporated by reference.

10.21     Executive Severance Agreements.* The form of Executive
          Severance Agreement was previously filed as Exhibit 10.18 to Old Kent's Form 8-K filed March 5, 1997. Here incorporated by reference. An updated participant schedule was previously filed as Exhibit 10.21 to Old Kent's Form 8-K filed March 4,
          1998. Here incorporated by reference.

10.22 Indemnity Agreement.* The form of Indemnity Agreement was previously filed as Exhibit 10(c) to Old Kent's Form 10-Q
          Quarterly Report for the fiscal quarter ended June 30, 1997.
          Here incorporated by reference. A participant schedule was previously filed as Exhibit 10.22 to Old Kent's Form 8-K filed March 4, 1998. Here incorporated by reference.

10.23 Restricted Stock Agreement for Mr. Warrington.* Previously filed as Exhibit 10(p) to Old Kent's Form 8-K filed February
          23, 1996. Here incorporated by reference.

10.24 Restricted Stock Agreement for Mr. Warrington.* Previously filed as Exhibit 10(q) to Old Kent's Form 8-K filed February
          23, 1996. Here incorporated by reference.

12        Statement Re Computation of Other Ratios.

13 Annual Report to Shareholders. This exhibit, except for those portions expressly incorporated by reference in this filing, is furnished for the information of the Commission and is not deemed "filed" as part of this filing.

21 Subsidiaries of Registrant. Previously filed as Exhibit 21 to Old Kent's Form 8-K filed March 4, 1998. Here incorporated by reference.

23        Consent of Independent Public Accountants.

24        Powers of Attorney.

NUMBER                              EXHIBIT
------                              -------
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

     (b) Reports on Form 8-K. Old Kent filed the following report on Form 8-K during the last quarter of the period covered by this report:

Date of Event Reported  Item Reported
October 20, 1997        Item 5

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          OLD KENT FINANCIAL CORPORATION
                                          (Registrant)

Date: March 5, 1998                       By /s/ MARY E. TUUK
                                          --------------------------------------
                                          Mary E. Tuuk
                                          Secretary and Senior Vice President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

March 5, 1998                        /s/ RICHARD L. ANTONINI*
                                     ------------------------------------------------------------
                                     Richard L. Antonini
                                     Director

March 5, 1998                        /s/ JOHN M. BISSELL*
                                     ------------------------------------------------------------
                                     John M. Bissell
                                     Director

March 5, 1998                        /s/ JOHN D. BOYLES*
                                     ------------------------------------------------------------
                                     John D. Boyles
                                     Director

March 5, 1998                        /s/ WILLIAM P. CRAWFORD*
                                     ------------------------------------------------------------
                                     William P. Crawford
                                     Director

March 5, 1998                        /s/ RICHARD M. DEVOS, JR.*
                                     ------------------------------------------------------------
                                     Richard M. DeVos, Jr.
                                     Director

March 5, 1998                        /s/ WILLIAM G. GONZALEZ*
                                     ------------------------------------------------------------
                                     William G. Gonzalez
                                     Director

March 5, 1998                        /s/ JAMES P. HACKETT*
                                     ------------------------------------------------------------
                                     James P. Hackett
                                     Director

March 5, 1998                        /s/ ERINA HANKA*
                                     ------------------------------------------------------------
                                     Erina Hanka
                                     Director

March 5, 1998                        /s/ EARL D. HOLTON*
                                     ------------------------------------------------------------
                                     Earl D. Holton
                                     Director

March 5, 1998                        /s/ ROBERT L. HOOKER*
                                     ------------------------------------------------------------
                                     Robert L. Hooker
                                     Director

March 5, 1998                        /s/ MICHAEL J. JANDERNOA*
                                     ------------------------------------------------------------
                                     Michael J. Jandernoa
                                     Director

March 5, 1998                        /s/ KEVIN T. KABAT*
                                     ------------------------------------------------------------
                                     Kevin T. Kabat
                                     Vice Chairman of the Board and Director

March 5, 1998                        /s/ FRED P. KELLER*
                                     ------------------------------------------------------------
                                     Fred P. Keller
                                     Director

March 5, 1998                        /s/ JOHN P. KELLER*
                                     ------------------------------------------------------------
                                     John P. Keller
                                     Director

March 5, 1998                        /s/ HENDRIK G. MEIJER*
                                     ------------------------------------------------------------
                                     Hendrik G. Meijer
                                     Director

March 5, 1998                        /s/ PERCY A. PIERRE*
                                     ------------------------------------------------------------
                                     Percy A. Pierre
                                     Director

March 5, 1998                        /s/ PATRICK M. QUINN*
                                     ------------------------------------------------------------
                                     Patrick M. Quinn
                                     Director

March 5, 1998                        /s/ MARILYN J. SCHLACK*
                                     ------------------------------------------------------------
                                     Marilyn J. Schlack
                                     Director

March 5, 1998                        /s/ PETER F. SECCHIA*
                                     ------------------------------------------------------------
                                     Peter F. Secchia
                                     Director

March 5, 1998                        /s/ DAVID J. WAGNER*
                                     ------------------------------------------------------------
                                     David J. Wagner
                                     Chairman, President, Chief Executive Officer, and
                                     Director (Principal Executive Officer)
March 5, 1998                        /s/ MARGARET SELLERS WALKER*
                                     ------------------------------------------------------------
                                     Margaret Sellers Walker
                                     Director

March 5, 1998                        /s/ ROBERT H. WARRINGTON*
                                     ------------------------------------------------------------
                                     Robert H. Warrington
                                     Vice Chairman of the Board and Director

March 5, 1998                        /s/ WILLIAM L. SANDERS*
                                     ------------------------------------------------------------
                                     William L. Sanders
                                     Senior Executive Vice President,
                                     Chief Financial Officer, and Treasurer
                                     (Principal Financial and Accounting Officer)

March 5, 1998                        *By /s/ MARY E. TUUK
                                         --------------------------------------------------------
                                         Mary E. Tuuk
                                         Attorney-in-Fact

                              INDEX TO EXHIBITS

EXHIBIT NO.                        DESCRIPTION
------- ---                        -----------

  3.1 Restated Articles of Incorporation. Previously filed as Exhibit 3(a) to Old Kent's Form 10-Q Quarterly Report for the fiscal quarter ended March 31, 1993. Here incorporated by reference.

  3.2 Bylaws. Previously filed as Exhibit 3(b) to Old Kent's Form 10-Q Quarterly Report filed for the fiscal quarter ended June 30, 1997. Here incorporated by reference.

  4.1 Rights Agreement. Previously filed as an exhibit to Old Kent's Form 8-A Registration Statement filed January 21, 1997. Here incorporated by reference.

  4.2 Certificate of Designation, Preferences, and Rights of Series C Preferred Stock. Previously filed as Exhibit 4.3 to Old Kent's Form 8-K filed March 5, 1997. Here incorporated by refernce.

  4.3 Form of Old Kent Capital Trust I Floating Rate Subordinated Capital Income Securities (Liquidation Amount of $1,000 per Capital Security). Previously filed as Exhibit 4.7 to Old Kent's Form S-4 Registration Statement filed July 10, 1997. Here incorporated by reference.

  4.4 Form of Old Kent Financial Corporation Floating Rate Junior Subordinated Debenture due 2027. Previously filed as Exhibit 4.5 to Old Kent's Form S-4 Registration Statement filed July 10, 1997. Here incorporated by reference.

  4.5 Amended and Restated Declaration of Trust, dated as of January 31, 1997, among Old Kent; Albert T. Potas, Thomas E. Powell, and Mary E. Tuuk, as "Regular Trustees" (as defined therein); Bankers Trust Company; and Bankers Trust (Delaware). Previously filed as Exhibit
          4.6 to Old Kent's Form 8-K filed March 5, 1997. Here incorporated by reference.

  4.6 Guarantee Agreement, dated as of August 21, 1997, between Old Kent and Bankers Trust Company. Previously filed as Exhibit 4.7 to Old Kent's Form 8-K filed March 4, 1998. Here incorporated by reference.

  4.7 Indenture, dated as of January 31, 1997, between Old Kent and Bankers Trust Company. Previously filed as Exhibit 4.8 to Old Kent's Form 8-K filed March 5, 1997. Here incorportaed by reference.

  4.8 Long-Term Debt. Old Kent has outstanding long-term debt that, at the time of this report, does not exceed 10% of Old Kent's total consolidated assets. Old Kent agrees to furnish copies of the agreements defining the rights of holders of such long-term indebteness to the Securities and Exchange Commission upon request.

  10.1 Executive Stock Option Plan of 1986.* Previously filed as Exhibit 10 to Old Kent's Form 10-Q Quarterly Report for its fiscal quarter ended September 30, 1995. Here incorporated by reference.

  10.2 Amendment to Executive Stock Option Plan of 1986.* Previously filed as Exhibit 10.19 to Old Kent's Form 8-K filed March 5, 1997. Here incorporated by reference.

  10.3 Restricted Stock Plan of 1987.* Previously filed as part of Old Kent's Definitive Proxy Statement dated March 6, 1992. Here incorporated by reference.

  10.4    Amendment to Restricted Stock Plan of 1987.* Previously filed as
          Exhibit 10(f) to Old Kent's Form 8-K filed February 23, 1996. Here incorporated by reference.

  10.5 Old Kent Executive Retirement Income Plan and Related Trust. * Previously filed as Exhibit 10.5 to Old Kent's Form 8-K filed March 4, 1998. Here incorporated by reference.

  10.6    Amendment to Executive Retirement Income Plan . *
          Previously filed as Exhibit 10.6 to Old Kent's Form 8-K filed March 4, 1998. Here incorporated by reference.

  10.7 Old Kent Executive Thrift Plan and Related Trust.* Previously filed as Exhibit 10.7 to Old Kent's Form 8-K filed March 4, 1998. Here incorporated by reference.

  10.8 Amendment to Executive Thrift Plan.* Previously filed as Exhibit 10(h) to Old Kent's Form 10-K Annual Report for its fiscal year ended December 31, 1994. Here incorporated by reference.

  10.9    Old Kent Deferred Compensation Plan and Related Trust.*
          Previously filed as Exhibit 10.9 to Old Kent's Form 8-K filed March 4, 1998. Here incorporated by reference.

  10.10 Stock Option Incentive Plan of 1992.* Previously filed as Exhibit 10(b) to Old Kent's Form 10-Q Quarterly Report for its fiscal quarter ended June 30, 1995. Here incorporated by reference.

  10.11 Amendment to Stock Option Incentive Plan of 1992.* Previously filed as Exhibit 10.20 to Old Kent's Form 8-K filed March 5, 1997. Here incorporated by reference.

  10.12 Amendment to Stock Option Incentive Plan of 1992.* Previously filed as Exhibit 10(d) to Old Kent's Form 10-Q Quarterly Report for the fiscal quarter ended June 30, 1997. Here incorporated by reference.

  10.13 Deferred Stock Compensation Plan and Related Trust.* Previously filed as Exhibit 10(j) to Old Kent's Form 10-K Annual Report for its fiscal year ended December 31, 1994. Here incorporated by reference.

  10.14 Old Kent Directors' Deferred Compensation Plan and Related Trust.* Previously filed as Exhibit 10(n) to Old Kent's Form 10-K Annual Report for its fiscal year ended December 31, 1994. Here incorporated by reference.

  10.15 Amendment to Old Kent Directors' Deferred Compensation Plan.* Previously filed as Exhibit 10.15 to Old Kent's Form 8-K filed March 4, 1998. Here incorporated by reference.

  10.16 Executive Incentive Bonus Plan.* Previously filed as part of Old Kent's Definitive Proxy Statement dated March 1, 1997. Here incorporated by reference.

  10.17 Executive Stock Incentive Plan of 1997.* Previously filed as part of Old Kent's Definitive Proxy Statement dated March 1, 1997. Here incorporated by reference.

  10.18 Amendment to Executive Stock Incentive Plan of 1997.* Previously filed as Exhibit 10(d) to Old Kent's Form 10-Q Quarterly Report for the fiscal quarter ended June 30, 1997. Here incorporated by reference.

  10.19 Pooling and Service Agreement. Previously filed as Exhibit 10(r) to Old Kent's Form 8-k filed February 23, 1996. Here incorporated by reference.

  10.20 Executive Severance Agreements.* The form of Executive Severance Agreement was previously filed as Exhibit 10.17 to Old Kent's
          Form 8-K filed March 5, 1997.  Here incorporated by reference.
          An updated participant schedule was previously filed as Exhibit
          10.20 to Old Kent's Form 8-K filed March 4, 1998. Here incorporated by reference.

  10.21 Executive Severance Agreements.* The form of Executive Severance Agreement was previously filed as Exhibit 10.18 to Old Kent's Form 8-K filed March 5, 1997. Here incorporated by reference. An updated participant schedule was previously filed as Exhibit
          10.21 to Old Kent's Form 8-K filed March 4, 1998. Here incorporated by reference.

  10.22 Indemnity Agreement.* The form of Indemnity Agreement was previously filed as Exhibit 10(c) to Old Kent's Form 10-Q Quarterly Report for the fiscal quarter ended June 30, 1997. Here incorporated by reference. A participant schedule was previously filed as Exhibit 10.22 to Old Kent's Form 8-K filed March 4, 1998. Here incorporated by reference.

  10.23 Restricted Stock Agreement for Mr. Warrington.* Previously filed as Exhibit 10(p) to Old Kent's Form 8-K filed February 23, 1996. Here incorporated by reference.

  10.24 Restricted Stock Agreement for Mr. Warrington.* Previously filed as Exhibit 10(q) to Old Kent's Form 8-K filed February 23, 1996. Here incorporated by reference.

  12      Statement Re Computation of Other Ratios.

  13 Annual Report to Shareholders. This exhibit, except for those portions expressly incorporated by reference in this filing, is furnished for the information of the Commission and is not deemed "filed" as part of this filing.

  21 Subisidiaries of Registrant. Previously filed as Exhibit 21 to Old Kent's Form 8-K filed March 4, 1998. Here incorporated by reference.

  23      Consent of Independent Public Accountants.

  24      Powers of Attorney.

  27      Financial Data Schedule.

  99      Old Kent Thrift Plan Performance Table.
     -------------------------
  * These agreements are management contracts or compensation plans or arrangements required to be filed as exhibits to this Form 10-K.

    Old Kent will furnish a copy of any exhibit listed above to any Old Kent shareholder without charge upon written request to Ms. Mary E. Tuuk, Secretary, Old Kent Financial Corporation, 111 Lyon St., N.W., Grand Rapids, Michigan 49503