Form 10-K405/A
period 1997-12-31
OLD KENT FINANCIAL CORP /MI/
filed 1998-04-24
CIK 746969

=======================================================================
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                              FORM 10-K/A
                          (Amendment No. 1)
           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934
[X]
For the fiscal year ended December 31, 1997

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934
[ ]
For the transition period from _______ to ____________________

Commission File Number:  0-12216

                   OLD KENT FINANCIAL CORPORATION
        (Exact Name of Registrant as Specified in its Charter)

            Michigan                       38-1986608
   (State of Incorporation)      (I.R.S. Employer Identification No.)

             111 Lyon St., N.W.
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

Yes     __X__                             No ________

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

Portions of the registrant's proxy statement for its April 20,
1998, annual meeting of shareholders are incorporated by
reference in Part II and Part III.
=======================================================================

This report is an amendment to Old Kent Financial Corporation's annual report on Form 10-K for the year ended December 31, 1997. The report adds Exhibit 27.2 to 27.9, which exhibits include restated financial data schedules for the (a) year ended December 31, 1995, (b) three month period ended March 31, 1996, (c) six month period ended June 30, 1996, (d) nine month period ended September 30, 1996, (e) year ended December 31, 1996, (f) three month period ended March 31, 1997, (g) six month period ended June 30, 1997, and (h) nine month period ended September 30, 1997. The earnings per share amounts in these schedules have been restated in connection with Old Kent Financial Corporation's adoption of Financial Accounting Standard No. 128, "Earning per Share." The financial date schedule for the year ended December 31, 1997, is filed as Exhibit 27 of Old Kent Financial Corporation's annual report of Form 10-K405 filed March 5, 1998.



                            SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               OLD KENT FINANCIAL CORPORATION
                               (Registrant)


Date: April 23, 1998           By /S/ ALBERT T. POTAS
                                  Albert T. Potas
                                  Senior Vice President and
                                    Controller

          Pursuant to the requirements of the Securities Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.


April 23, 1998                */S/ RICHARD L. ANTONINI
                              Richard L. Antonini
                              Director

April 23, 1998                */S/ JOHN M. BISSELL
                              John M. Bissell
                              Director

April 23, 1998                */S/ JOHN D. BOYLES
                              John D. Boyles
                              Director

April 23, 1998                */S/ WILLIAM P. CRAWFORD
                              William P. Crawford
                              Director

April 23, 1998                */S/ RICHARD M. DEVOS, JR.
                              Richard M. DeVos, Jr.
                              Director

April 23, 1998                */S/ WILLIAM G. GONZALEZ
                              William G. Gonzalez
                              Director

April 23, 1998                */S/ JAMES P. HACKETT
                              James P. Hackett
                              Director

April 23, 1998                */S/ ERINA HANKA
                              Erina Hanka
                              Director

April 23, 1998                */S/ EARL D. HOLTON
                              Earl D. Holton
                              Director

April 23, 1998                */S/ ROBERT L. HOOKER
                              Robert L. Hooker
                              Director

April 23, 1998                */S/ MICHAEL J. JANDERNOA
                              Michael J. Jandernoa
                              Director

April 23, 1998                */S/ KEVIN T. KABAT
                              Kevin T. Kabat
                              Vice Chairman of the Board and
                               Director

April 23, 1998                */S/ FRED P. KELLER
                              Fred P. Keller
                              Director

April 23, 1998                */S/ JOHN P. KELLER
                              John P. Keller
                              Director

April 23, 1998                */S/ HENDRIK G. MEIJER
                              Hendrik G. Meijer
                              Director

April 23, 1998                */S/ PERCY A. PIERRE
                              Percy A. Pierre
                              Director

April 23, 1998                */S/ PATRICK M. QUINN
                              Patrick M. Quinn
                              Director

April 23, 1998                */S/ MARILYN J. SCHLACK
                              Marilyn J. Schlack
                              Director

April 23, 1998                */S/ PETER F. SECCHIA
                              Peter F. Secchia
                              Director

April 23, 1998                */S/ DAVID J. WAGNER
                              David J. Wagner
                              Chairman, President, Chief
                               Executive Officer, and
                               Director (Principal Executive
                               Officer)

April 23, 1998                */S/ MARGARET SELLERS WALKER
                              Margaret Sellers Walker
                              Director

April 23, 1998                */S/ ROBERT H. WARRINGTON
                              Robert H. Warrington
                              Vice Chairman of the Board, Chief
                              Financial Officer and Director
                              (Principal Financial and Accounting
                              Officer)


April 23, 1998                *By /S/ ALBERT T. POTAS
                                  Albert T. Potas
                                  Attorney-in-Fact