Form 10-Q
period 1998-03-31
OLD KENT FINANCIAL CORP /MI/
filed 1998-05-15
CIK 746969

SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C.   20549

                           FORM 10-Q


       X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
           For the quarterly period ended March 31, 1998 or

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

            Registrant's telephone number, including area code (616) 771-5000


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

              Yes         X        No


The number of shares outstanding of the registrant's Common Stock, par value $1, as of April 30, 1998, was 90,877,102 shares.

  INDEX

OLD KENT FINANCIAL CORPORATION


PART I.          FINANCIAL INFORMATION

Item 1.          Financial Statements

                 Consolidated Balance Sheets as of March 31, 1998
                    and December 31, 1997

                 Consolidated Statements of Income for the three
                     months ended March 31, 1998 and 1997

                 Consolidated Statements of Cash Flows for the
                    three months ended March 31, 1998  and 1997

                 Notes to Consolidated Financial Statements

Item 2.          Management's Discussion and Analysis of
                    Financial Condition and Results of Operations

Item 3.          Quantitative and Qualitative Disclosures about Market Risk

PART II.        OTHER INFORMATION

Item 2.          Changes in Securities and Use of Proceeds
Item 4.          Submission of Matters to a Vote of Securities Holders
Item 6.          Exhibits and Reports on Form 8-K

SIGNATURES


FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy, and about Old Kent Financial Corporation ("Old Kent" or the "Corporation"). Words such as "anticipates", "believes", "estimates", "expects", "forecasts", "intends", "is likely", "plans", "predicts", "projects", variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("Future Factors") that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence.
Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements. Old Kent undertakes no obligations to update, amend or clarify forward-looking statements, whether as a result of new information, future events, or otherwise.

Future Factors that could cause a difference between an ultimate actual outcome and a preceding forward looking statement include changes in interest rates and interest rate relationships; demand for products and services; the degree of competition by traditional and non-traditional competitors; changes in banking regulations; changes in tax laws; changes in prices, levies, and assessments; the impact of technological advances; governmental and regulatory policy changes; the outcomes of pending and future litigation and contingencies; trends in customer behavior as well as their ability to repay loans; and the vicissitudes of the world and national economy.

Item 1.  Financial Statements

OLD KENT FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets (Unaudited)______________________________________________________
                                                                     March 31,   December 31,
(dollars in thousands)                                                  1998         1997
ASSETS:
Cash and due from banks...........................................  $   527,882  $   501,912
Federal funds sold and resale agreements..........................       46,500       48,330
Total cash and cash equivalents...................................      574,382      550,242
Interest-earning deposits.........................................       10,972        2,152
Trading account securities........................................        2,092          986
Mortgages held-for-sale...........................................    1,735,184    1,271,784
Securities available-for-sale:
   Collateralized mortgage obligations and other mortgage-backed
       securities.................................................    1,594,461    1,403,726
   Other securities...............................................      655,287      633,141
Total securities available-for-sale (amortized cost of
     $2,242,369, and $2,034,435, respectively)....................    2,249,748    2,036,867
Securities held-to-maturity:
   Collateralized mortgage obligations and other mortgage-backed
       securities.................................................      621,165      666,978
   Other securities...............................................      152,633      153,861
Total securities held-to-maturity (market values of
     $778,600 and $820,902, respectively).........................      773,798      820,839
Loans.............................................................    8,214,299    8,469,477
Allowance for credit losses.......................................     (162,206)    (157,417)
Net loans.........................................................    8,052,093    8,312,060
Premises and equipment............................................      185,671      184,738
Other assets......................................................      636,082      593,854
Total Assets......................................................  $14,220,022  $13,773,522


LIABILITIES AND SHAREHOLDERS' EQUITY:
Liabilities:
Deposits:
   Non-interest bearing...........................................  $ 1,727,916  $ 1,669,063
   Interest-bearing...............................................    8,554,881    8,529,215
   Foreign deposits -- interest-bearing...........................       16,566       30,012
     Total deposits...............................................   10,299,363   10,228,290
Other borrowed funds..............................................    2,450,976    2,074,791
Other liabilities.................................................      261,364      242,988
Subordinated debt.................................................      100,000      100,000
Total Liabilities.................................................   13,111,703   12,646,069

Guaranteed preferred beneficial interests in the Corporation's
     junior subordinated debentures...............................      100,000      100,000

Shareholders' Equity:
Preferred stock: 25,000,000 shares authorized and unissued........           --           --
Common stock, $1 par value: 150,000,000 shares authorized;
  91,548,315 and 92,779,772 shares issued and outstanding ........       91,548       92,780
Capital surplus...................................................      154,111      204,788
Retained earnings.................................................      757,864      728,304
Valuation adjustment of securities available-for-sale.............        4,796        1,581
Total Shareholders' Equity........................................    1,008,319    1,027,453

Total Liabilities and  Shareholders' Equity.......................  $14,220,022  $13,773,522

See accompanying notes to consolidated financial statements

OLD KENT FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Income (Unaudited)__________________________________
                                                           For the Three Months
                                                              Ended March 31,
(in thousands, except per share data)                        1998        1997
Interest Income:
  Interest and fees on loans.............................. $188,079    $187,572
  Interest on mortgages held-for-sale.....................   26,882      10,100
  Interest on securities available-for-sale...............   34,446      29,236
  Interest on securities held-to-maturity:
    Taxable...............................................   11,895      13,121
    Tax-exempt............................................    1,923       2,190
  Interest on deposits....................................      175          54
  Interest on federal funds sold and resale agreements....      254       2,147
  Interest on trading account securities..................       12         688
  Total interest income...................................  263,666     245,108

Interest Expense:
  Interest on domestic deposits...........................   94,245      97,089
  Interest on foreign deposits............................      660         409
  Interest on other borrowed funds........................   31,140      15,935
  Interest on subordinated debt...........................    3,366       2,785
  Total interest expense..................................  129,411     116,218

Net Interest Income.......................................  134,255     128,890

Provision for credit losses...............................   15,081      10,221
  Net interest income after provision
    for credit losses.....................................  119,174     118,669

Other Income:
  Mortgage banking revenue (net)..........................   29,905      18,810
  Trust and investment management revenue.................   14,042      12,852
  Service charges on deposit accounts.....................   13,512      11,431
  Insurance sales commissions.............................    5,560       3,494
  ATM fees................................................    1,474         965
  Brokerage commissions...................................    1,065         811
  Securities gains/(losses)...............................      105        (637)
  Nonrecurring and other real estate owned income.........    6,002       2,587
  Other...................................................   10,874       9,675
  Total other income......................................   82,539      59,988

Other Expenses:
  Salaries and employee benefits..........................   69,218      61,524
  Occupancy expense.......................................    9,062       8,617
  Equipment expense.......................................    7,897       6,617
  Advertising and promotion...............................    2,163       2,027
  Amortization of goodwill and intangibles................    3,368       3,370
  Nonrecurring and other real estate owned expense........      167         227
  Other expenses..........................................   39,047      34,631
  Total other expenses....................................  130,922     117,013

Income Before Income Taxes................................   70,791      61,644
  Income taxes............................................   24,617      20,640
Net Income................................................ $ 46,174    $ 41,004

Earnings Per Common Share:
  Basic................................................... $   0.50    $   0.43
  Diluted................................................. $   0.50    $   0.42

Dividends Per Common Share................................ $  0.180    $  0.162

Average number of shares used to compute: (in thousands)
   Basic earnings per share...............................   91,929      96,186
   Diluted earnings per share.............................   92,804      96,833

See accompanying notes to consolidated financial statements

OLD KENT FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
Three months ended March 31, 1998 (dollars in thousands)                         1998          1997
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income............................................................... $    46,174   $    41,004
  Adjustments to reconcile net income
      to net cash provided by operating activities:
          Provision for credit losses......................................      15,081        10,221
          Depreciation, amortization and accretion.........................      10,859        18,061
          Net gains on sales of assets.....................................     (35,804)      (13,500)
          Net change in trading account securities.........................      (1,062)        3,584
          Originations and acquisitions of mortgages held-for-sale.........  (3,009,976)     (503,293)
          Proceeds from sales and prepayments of mortgages held-for-sale...   2,540,568       451,010
          Net change in other assets.......................................     (11,690)      (35,730)
          Net change in other liabilities..................................      16,565        55,872
  Net cash (used for) provided by operating activities.....................    (429,285)       27,229

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from maturities and prepayments of securities available-for-sale      71,257        26,886
  Proceeds from sales of securities available-for-sale.....................      52,276       875,815
  Purchases of securities available-for-sale...............................    (330,826)   (1,043,528)
  Proceeds from maturities and prepayments of securities held-to-maturity..      48,796        46,510
  Purchases of securities held-to-maturity.................................      (2,096)       (2,736)
  Net change in interest-earning deposits..................................      (8,819)          408
  Proceeds from sale of loans..............................................     106,848            -
  Net change in loans......................................................     140,781      (103,783)
  Purchases of leasehold improvements, premises and equipment, net.........      (3,159)       (6,135)
  Acquisition of business units (net of cash acquired).....................          -         14,284
  Sale of business units (net of cash sold)................................          -          1,234
  Net cash provided by (used for) investing activities.....................      75,058      (191,045)


CASH FLOWS FROM FINANCING ACTIVITIES:
  Change in time deposits..................................................     (73,722)      (47,527)
  Change in demand and savings deposits....................................     144,794       (41,662)
  Change in other borrowed funds...........................................     376,186       161,739
  Proceeds of guaranteed preferred beneficial interests in the
       Corporation's junior subordinated debentures........................          -        100,000
  Repurchases of common stock..............................................     (58,009)      (79,865)
  Proceeds from common stock issuances.....................................       5,733         2,988
  Dividends paid to shareholders...........................................     (16,615)      (15,519)
  Net cash provided by financing activities................................     378,367        80,154
  Net change in cash and cash equivalents..................................      24,140       (83,662)
  Cash and cash equivalents at beginning of year...........................     550,242       637,798
  Cash and cash equivalents at March 31.................................... $   574,382 $     554,136


  Supplemental disclosures of cash flow information:
    Interest paid on deposits, other borrowed funds and
      subordinated debt.................................................... $   132,407 $     125,691
    Federal income taxes paid..............................................       3,000         1,500
  Significant non-cash transactions:

    Stock issued to acquire businesses.....................................          -         71,767

The accompanying notes to consolidated financial statements are an integral part of these statements

OLD KENT FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 1998

NOTE A:  BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation's annual report on Form 10-K for the year ended December 31, 1997.

Certain reclassifications have been made to prior periods' financial statements to place them on a basis comparable with the current periods' financial statements.

NOTE B: FINANCIAL INSTRUMENT ACCOUNTING POLICIES
Old Kent uses certain off-balance sheet derivative financial instruments, including interest rate swaps, interest rate futures and options, interest rate caps and floors and currency forwards in connection with risk management activities. Provided these instruments meet specific criteria, they are considered hedges and accounted for under the accrual or deferral methods, as more fully discussed below.

Old Kent uses the accrual method for substantially all of its interest rate swaps as well as for interest rate futures options. Amounts receivable or payable under these agreements are recognized as an adjustment to the interest income or expense of the hedged item. There is no recognition on the balance sheet for changes in the fair value of the hedging instrument. Premiums earned on or paid for interest rate options are deferred as a component of other assets and amortized to interest income or expense over the contract term. Gains and losses associated with forwards are deferred as an adjustment to the carrying value of the related asset or liability and are recognized in the corresponding interest income or expense accounts over the remaining life of the hedged item. Gains and losses on terminated hedging instruments are also deferred and amortized to interest income or expense over the remaining life of the hedged item.

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

OLD KENT FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued (Unaudited)
March 31, 1998

NOTE C:  LOANS AND NONPERFORMING ASSETS
The following summarizes loans and nonperforming assets at the dates indicated (dollars in thousands):

                                                  March 31,   December 31,
    Loans:                                            1998           1997
    Commercial.................................  $2,628,187     $2,576,008
    Real estate  - Commercial..................   1,775,619      1,796,308
    Real estate  - Construction................     564,243        557,007
    Real estate  - Residential mortgages.......     693,505        766,047
    Real estate  - Consumer home equity .......     908,401        906,824
    Consumer...................................   1,472,147      1,694,136
    Credit card loans..........................         --           1,694
    Lease financing............................     172,197        171,453
    Total Loans................................  $8,214,299     $8,469,477


                                                  March 31,   December 31,
    Nonperforming assets:                             1998           1997
    Nonaccrual loans ..........................  $   65,324     $   52,036
    Restructured loans.........................       2,604          2,688
      Impaired loans...........................      67,928         54,724
    Other real estate owned....................       8,013          7,619
    Total nonperforming assets.................  $   75,941     $   62,343

    Loans past due 90 days or more.............  $   11,341     $   13,523

At March 31, 1998, the Corporation's management has identified loans totaling approximately $21.8 million as potential problem loans. These loans are not included as nonperforming assets in the table above. While these loans were in compliance with repayment terms at March 31, 1998, other circumstances caused management to seriously doubt the ability of the borrowers to continue to remain in compliance with existing loan repayment terms.

Old Kent sold approximately $56.7 million of student loans during the quarter ended March 31, 1998. Old Kent recognized a gain of approximately $1.1 million on these sales. During the first quarter of 1998, Old Kent also sold approximately $47 million of indirect auto loans and recognized a gain of approximately $.2 million.

OLD KENT FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued (Unaudited)
March 31, 1998

NOTE D:  ALLOWANCE FOR CREDIT LOSSES AND NET CHARGE-OFFS
The following summarizes the changes in the allowance for credit losses, and net charge-offs (in thousands of dollars):

                                                                                For the Three Months
                                                                                   ended March 31,
    Allowance for Credit Losses                                                       1998       1997
    Balance at January  1,......................................................  $157,417   $165,928
    Changes in allowance due to acquisitions / divestitures / sales.............      (475)     3,184
    Provision for credit losses.................................................    15,081     10,221
    Gross loans charged-off.....................................................   (13,937)   (15,229)
    Gross recoveries of loans previously charged-off............................     4,120      4,219
    Balance at end of period,...................................................  $162,206   $168,323

                                                                                For the Three Months
                                                                                   ended March 31,
    Net Loan Charge-Offs                                                              1998       1997
    Commercial & Commercial Real Estate Loans...................................  $  3,803    ($1,515)
    Consumer....................................................................     5,558      5,475
    Credit Card.................................................................         1      6,311
    Residential Mortgages.......................................................         0          1
    Leases......................................................................       455        738
    Total Net Charge-Offs.......................................................  $  9,817   $ 11,010


NOTE E:  SECURITIES AVAILABLE-FOR-SALE
 The following summarizes amortized costs and estimated market values of securities available-for-sale at the dates indicated (in thousands of dollars):
                                                                                              Carrying
                                                                     Gross         Gross       Value
                                                     Amortized    Unrealized    Unrealized   at Market
    March 31, 1998:                                    Cost          Gains        Losses       Value
    U.S. Treasury and federal agency securities...  $  536,945      $ 2,951       $  892    $  539,004
    Collateralized mortgage obligations:
         U.S. Government issued...................   1,210,412        7,641        2,165     1,215,888
         Privately issued.........................     255,524        1,211        1,849       254,886
    Mortgage-backed pass-through securities.......     123,472          340          125       123,687
    Other securities..............................     116,016          267         ----       116,283
    Total securities available-for-sale...........  $2,242,369      $12,410       $5,031    $2,249,748

    December 31, 1997:
    U.S. Treasury and federal agency securities...  $  519,016      $ 2,186       $1,975    $  519,227
    Collateralized mortgage obligations:
         U.S. Government issued...................   1,030,220        5,830        2,337     1,033,713
         Privately issued.........................     237,363        1,066        2,688       235,741
    Mortgage-backed pass-through securities.......     134,127          280          135       134,272
    Other securities..............................     113,709          205         ----       113,914
    Total securities available-for-sale...........  $2,034,435      $ 9,567       $7,135    $2,036,867

OLD KENT FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued (Unaudited)
March 31, 1998

NOTE F:  SECURITIES HELD-TO-MATURITY
The following summarizes amortized costs and estimated market values of securities held-to-maturity at the dates indicated (in thousands of dollars):

                                                                     Gross       Gross
                                                      Amortized   Unrealized   Unrealized    Market
    March 31, 1998:                                      Cost        Gains       Losses      Value
    U.S. Treasury and federal agency securities...     $ 15,246     $   49       $   10     $ 15,285
    Collateralized mortgage obligations:
         U.S. Government issued...................      422,460      1,413        1,554      422,319
         Privately issued.........................      113,021        417          662      112,776
    Mortgage-backed pass-through securities.......       85,684      1,875           46       87,513
    State and political subdivisions..............      137,387      4,468        1,148      140,707
    Total securities held-to-maturity.............     $773,798     $8,222       $3,420     $778,600

    December 31, 1997:
    U.S. Treasury and federal agency securities...     $ 15,248     $   48       $   11     $ 15,285
    Collateralized mortgage obligations:
         U.S. Government issued...................      453,556        682        4,377      449,861
         Privately issued.........................      119,526        329          992      118,863
    Mortgage-backed pass-through securities.......       93,896      1,307          294       94,909
    State and political subdivisions..............      138,613      4,517        1,146      141,984
    Total securities held-to-maturity.............     $820,839     $6,883       $6,820     $820,902

NOTE G:  SALE OF BRANCHES
During the first quarter of 1998, Old Kent sold three branches and related deposits in its Big Rapids, Michigan market. When sold, the branches had total deposits of approximately $41.6 million. Old Kent realized a gain of approximately $4.1 million on the sale.

NOTE H:  SHAREHOLDERS' EQUITY
During 1997, Old Kent's directors authorized management, at its discretion, to purchase up to 6.0 million shares of the Corporation's common stock. It is intended that these shares will be purchased by the Corporation in a systematic program of open market or privately negotiated purchases. The shares will be reserved for later reissue in connection with potential future stock dividends, the dividend reinvestment plan, employee benefit plans, and other general corporate purposes. As of March 31, 1998, approximately 4,421,000 shares of Old Kent Common Stock had been purchased under this authorization.

OLD KENT FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued (Unaudited)
March 31, 1998

NOTE I:  MORTGAGE BANKING REVENUE (NET)
The following summarizes net mortgage banking revenues as shown in the accompanying consolidated statements of income:

                                                                                For the Three Months
Net mortgage banking revenue:                                                      ended March 31,
                                                                                    1998       1997
Gross mortgage servicing revenue...............................................   $ 11,150   $ 10,870
  Less: amortization of mortgage servicing rights & direct costs...............    (11,574)    (6,516)
Net mortgage servicing revenue.................................................       (424)     4,354
Mortgage banking gains (net)...................................................     29,659     11,014
Mortgage origination and processing fees (net).................................        670      3,442
  Total net mortgage banking revenue...........................................   $ 29,905   $ 18,810

NOTE J:  OTHER ASSETS
Other assets, as shown in the accompanying consolidated balance sheets, included the following:
                                                                                 March 31, December 31,
                                                                                    1998       1997
Mortgage Servicing Rights (net of amortization)................................   $137,136   $150,988
Less servicing impairment reserve..............................................    ($5,129)   ($4,629)
Carrying value of Mortgage Servicing Rights....................................   $132,007   $146,359
Goodwill.......................................................................    106,770    108,813
Core Deposit Intangibles.......................................................     22,041     23,130

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

NOTE K: EARNINGS PER SHARE
The following table reconciles the numerators and denominators used in the calculations of basic and diluted earnings per share:

                                                                               For the Three Months
                                                                                 ended March 31,
                                                                               1998           1997
Numerators:
Numerator for both basic and diluted earnings per share, net income         46,174,000     41,004,000

Denominators:
Denominator for basic earnings per share, average outstanding               91,929,000     96,186,000
    common shares
Potential dilutive shares resulting from employee stock plans                  875,000        647,000
Denominator for diluted earnings per share                                  92,804,000     96,833,000

Earnings per share:
Basic                                                                            $0.50          $0.43
Diluted                                                                          $0.50          $0.42

OLD KENT FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued (Unaudited)
March 31, 1998

NOTE L: COMPREHENSIVE INCOME
Effective January 1, 1998, Old Kent adopted Statement of Financial Accounting Standard No. 130: "Reporting Comprehensive Income". This statement establishes standards for reporting and display of comprehensive income and its components. Comprehensive income reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For Old Kent, comprehensive income represents net income adjusted for the change in unrealized gains and losses on available-for-sale securitites. Comprehensive income was approximately $49,389 and $28,338 for the quarters ended March 31, 1998 and 1997, respectively.

NOTE M: SUBSEQUENT EVENTS
On April 21, 1998, Old Kent signed a definitive agreement for the merger of First Evergreen Corporation ("First Evergreen") into Old Kent. The merger will be structured as a pooling-of-interest. Old Kent will exchange 30.5059 shares of Old Kent Common stock for each share of First Evergreen Stock.
Old Kent expects to issue approximately 12.2 million shares related to this transaction. First Evergreen is a bank holding company headquartered in Evergreen Park, Illinois, with assets of approximately $1.9 billion and deposits of approximately $1.7 billion as of March 31, 1998. It is the parent of First National Bank of Evergreen Park. First Evergreen provides banking services through eight offices in Cook County, Illinois. The merger is subject to shareholder and regulatory approval and is expected to be completed in the fourth quarter of 1998.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of certain significant factors which have affected Old Kent's financial condition and results of operations during the periods included in the consolidated financial statements included in this filing.

RESULTS OF OPERATIONS
Old Kent's net income was $46.2 million for the first quarter of 1998 compared to $41.0 million for the same period in 1997. First quarter diluted earnings per share was $.50, a 19.0% increase over last year's $.42.

Total assets were $14.2 billion at quarter-end compared to $13.8 billion at December 31, 1997. Return on average equity for the first quarter of 1998 was 18.35% compared to 16.14% for the first quarter of 1997. Return on average assets was 1.33% for the first quarter of 1998 compared to 1.28% for the first quarter of 1997.

Old Kent's net interest income for the first quarter of 1998 was $134.3 million, a 4.2% increase over the $128.9 million recorded in the same period of 1997. For the first quarter of 1998, the net interest margin was 4.26% compared to 4.44% a year ago. The decrease in the net interest margin was primarily due to increased funding costs, repurchases of common stock, and the June 1997, sale of Old Kent's higher yielding credit card portfolio.

The provision for credit losses was $15.1 million in the first quarter of 1998 and $10.2 million in the first quarter of 1997. The increase in the provision reflected a decline in consumer credit quality. Net credit losses were $9.8 million or .47% of average loans for the first quarter of 1998 compared to $11.0 million or .53% of average loans for the same period a year ago. The allowance for credit losses as a percent of loans and leases outstanding was 1.97% at March 31, 1998, and 1.86% at December 31, 1997. Impaired loans as a percent of total loans was .83% at March 31, 1998, and .65% at December 31, 1997.

Total other operating income, excluding securities transactions and other nonrecurring income, increased 31.7% or $18.4 million during the first quarter of 1998 over the same period a year ago. The mortgage banking business contributed $11.1 million of this increase, primarily as a result of growth and expansion of Old Kent Mortgage Company. Trust and Investment Management income increased 9.3% or $1.2 million and service charges on deposits increased 18.2% or 2.1 million. All other service charges and fees increased $4.0 million over the same period a year ago.

Nonrecurring and other real-estate owned income totaled $6,002,000 for the quarter ended March 31, 1998, and consisted of:

Gain on sale of loans                   1,259,000
Gain on sale of branches and other
      buildings                         4,726,000
Gain on sale of Other Real Estate          17,000
Total                                   6,002,000

Old Kent sold approximately $2.5 billion of residential mortgage loans during the quarter. Old Kent's residential third party mortgage servicing portfolio increased 14.5% to $12.6 billion at March 31, 1998, from $11.0 billion at March 31, 1997, primarily due to geographic expansion. The residential third party mortgage servicing portfolio was $13.0 billion at December 31, 1997.

Total net securities gains for the first quarter of 1998 were $105,000, compared to losses of $637,000 for the same period of 1997.

Total operating expenses for the first quarter of 1998 increased $13.9 million, or 11.9%, over the same period in 1997. This reflects the impact of increased staffing, as shown in the table below. Salaries, wages and employee benefits increased $7.7 million or 12.5% for the first quarter of 1998 over the first quarter of 1997. The number of full-time equivalent employees increased by 480 over a year ago, to 6,456 at March 31, 1998. The following table shows the change in employees:
                                            March 31,
                                       1998           1997      Change
Full-time equivalent staff:
  Banking units                       4,298          4,539       (241)
  Mortgage banking                    1,840          1,222        618
  Insurance, leasing & brokerage        318            215        103
  Total                               6,456          5,976        480

Occupancy and equipment expenses increased 11.3% during the first quarter of 1998 compared to the same period a year ago.

Nonrecurring expenses of $.2 million were primarily attributable to losses on sales of other real-estate owned. All other operating expenses increased by 11.4% or $4.6 million over the prior year quarter.

YEAR 2000
Old Kent has completed an analysis of its needs for its mainframe and centrally controlled systems to be able to deal with the advent of the year 2000. Diagnosis, reprogramming and other remedies are expected to result in expenditures of approximately $12 million, over the two years ended
December 31, 1999. As of March 31, 1998, Old Kent's Management believes that renovation is more than 50% complete.

BALANCE SHEET CHANGES
Total interest-earning assets increased 3.0% or $377 million from December 31, 1997. Total securities increased $166 million since year-end 1997. Mortgages held-for-sale increased 36.4% or $463 million. This increase was largely due to a favorable refinancing environment coupled with growth and expansion of Old Kent Mortgage Company. Other interest earning assets increased $9.9 million since year end 1997.

Total deposits increased $71 million or .7% from year-end 1997: noninterest bearing deposits increased 3.5% or $59 million and interest-bearing deposits increased .1% or $12 million. Other borrowed funds increased $376 million or 18.1% from December 31, 1997.

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

At March 31, 1998, shareholders' equity was $1,008 million compared to $1,002 million at March 31, 1997. The changes in total shareholders' equity and book value per common share are summarized in the tables below.

                                              Total Share-
                                             holders' Equity   Book Value Per
                                              (in millions)     Common Share
Balance, December 31, 1997                       $1,027.5          $11.07
Net income for the three months ended
  March 31, 1998                                     46.2             .50
Cash dividends paid                                 (16.6)           (.18)
Net change in valuation adjustment of securities
  available-for-sale                                  3.2             .04
Stock repurchases (net of stock issued)
                                                    (52.0)           (.42)
Balance, March 31, 1998                          $1,008.3          $11.01

As shown in the table below, the Corporation repurchased approximately 1.5 million shares of its common stock during the three months ended March 31, 1998. These shares were repurchased pursuant to previously announced authorizations by Old Kent's board of directors. The repurchase of these shares had a beneficial effect on earnings per common share and return on average equity for the three month period ended March 31, 1998.

Old Kent Common Stock repurchased and reserved for future reissuance in connection with:
                                                        Dividend
                                                      Reinvestment    General
                                             Stock    and Employee   Corporate
                                   Total   Dividends   Stock Plans   Purposes
Shares reserved at 12/31/97    3,189,543   1,920,000    1,269,543          --
Shares repurchased             1,479,009   1,150,000      244,234      84,775
Shares reissued                 (247,552)          0     (243,777)     (3,775)
Shares reserved at 3/31/98     4,421,000   3,070,000    1,270,000      81,000

For a number of years, Old Kent has been authorized by its board of directors to repurchase shares in connection with the Corporation's Dividend Reinvestment and Employee Stock Plans, and on a quarterly basis has systematically maintained a level of shares equivalent to permissible needs.

At March 31, 1998, Old Kent held 4,421,000 shares of its common stock reserved for reissuance as detailed in the table above. These shares were repurchased under a June 1997 board of directors authorization allowing management to repurchase up to 6 million shares of Old Kent Common Stock intended for future reissuance in connection with stock dividends, dividend reinvestment and employee stock plans, and other corporate purposes. Stock to be repurchased under this authorization for anticipated future stock dividends is expected to account for approximately 4.6 million shares. Management intends that this number of shares would be repurchased prior to August 1998 in a systematic pattern (on a quarterly ratable basis) of open market and privately negotiated transactions. The remaining 1.4 million shares of the authorization are intended for reissue in connection with the Corporation's dividend reinvestment and employee stock plans, as well as other non-specific corporate purposes such as business acquisitions accounted for as purchases.

Total equity at March 31, 1998, was increased by an after-tax unrealized gain of $3.2 million on securities available-for-sale. Shareholders' equity as a percentage of total assets as of March 31, 1998, was 7.09%.

The following table represents the Registrant's consolidated regulatory capital position as of March 31, 1998:

Regulatory capital at March 31, 1998
(in millions)                                     Tier 1       Total
                                     Leverage   Risk-Based   Risk-Based
                                       Ratio     Capital      Capital
Actual capital                        $979.5      $979.5      $1,213.5
Required minimum regulatory capital    413.5       427.6         855.3
Capital in excess of requirements     $566.0      $551.9      $  358.2

Actual ratio                            7.11%       9.16%        11.35%
Regulatory Minimum Ratio                3.00%       4.00%         8.00%
Ratio considered "well capitalized"
  by regulatory agencies                5.00%       6.00%        10.00%

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

The information concerning quantitative and qualitative disclosures about market risk contained and incorporated by reference in Item 7A of the Corporation's Form 10-K Annual Report for its fiscal year ended December 31, 1997, is here incorporated by reference.

Old Kent faces market risk to the extent that both earnings and the fair values of its financial instruments are affected by changes in interest rates. The Corporation manages this risk with three tools: static GAP analysis, simulation modeling, and economic value of equity estimation. Throughout the first quarter of 1998, the results of these three measurement techniques were within the Corporation's policy guidelines. The Corporation does not believe that there has been a material change in the Corporation's primary market risk exposures, including the categories of market risk to which the Corporation is exposed and the particular markets that present the primary risk of loss to the Corporation. As of the date of this Form 10-Q Quarterly Report, the Corporation does not know of or expect there to be any material change in the general nature of its primary market risk exposure in the near term.

The methods by which the Corporation manages its primary market risk exposures, as described in the sections of its Form 10-K Annual Report incorporated by reference in response to this item, have not changed materially during the current year. As of the date of this Form 10-Q Quarterly Report, the Corporation does not expect to change those methods in the near term. However, the Corporation may change those methods in the future to adapt to changes in circumstances or to implement new techniques.

The Corporation's market risk exposure is mainly comprised of it vulnerability to interest rate risk. Prevailing interest rates and interest rate relationships are primarily determined by market factors which are outside of Old Kent's control. All information provided in response to this item consists of forward looking statements. Reference is made to the section captioned "Forward Looking Statements" at the beginning of this Form 10-Q Quarterly Report for a discussion of the limitations on Old Kent's responsibility for such statements. In this discussion, "near term" means a period of one year following the date of the most recent balance sheet contained in this report.

PART II         OTHER INFORMATION

Item 2.         Changes in Securitites and use of proceeds

                On February 27, 1998, Old Kent issued 3,781 shares of its common stock to former shareholders of Republic Mortgage Corp. ("Republic") pursuant to an Agreement and Plan of Merger dated as of October 12, 1995, as deferred consideration for all of the issued and outstanding common stock of Republic which was acquired in a merger which was effective on January 23, 1996, among Republic, the former shareholders of Republic, Old Kent Subsidiary Corporation and Old Kent. The issuance of Old Kent common stock was exempt from registration under Section 4(2) of the Securities Act of 1993 and Regulation D. Based on the information provided by the former Republic shareholders, and to the reasonable belief of Old Kent, each of the 14 former Republic shareholders was an "accredited investor". Old Kent did not employ an underwriter in this transaction.


Item 4.         Submission of Matters to a Vote of Security Holders.

                The registrant's annual meeting of shareholders was held on April 20, 1998. The election of directors and procedural matters were voted upon. All nominees for director were elected by the following votes:

                Election of Directors
                                                 For                Withheld
                Mr. John D.  Boyles           76,445,440             424,655
                Mr. Richard M.  DeVos         76,411,473             458,223
                Mr. Kevin T.  Kabat           76,398,692             471,014
                Mr. John P. Keller            76,458,449             411,247
                Mr. David J. Wagner           76,404,387             465,309
                Ms. Margaret S. Walker        76,322,806             546,890
                Mr. Robert H. Warrington      76,441,261             428,434

                The terms for the office of the following directors continued after the meeting:


                     Mr. Richard L . Antonini       Mr. Michael J. Jandernoa
                     Mr. William P. Crawford        Mr. Fred P. Keller
                     Mr. William G. Gonzalez        Mr. Hendrik G. Meijer
                     Mr. James P. Hackett           Mr. Percy A. Pierre, Ph.D.
                     Ms. Erina Hanka                Ms. Marilyn J Schlack
                     Mr. Earl D. Holton             Mr. Peter F. Secchia

                The proposal below was approved by the following votes:

                                              For        Against     Abstain
                Proposal to increase the
                amount of authorized
                common shares              73,014,516   3,854,680    564,147

Item 6.    Exhibits and Reports on Form 8-K

           (a)  The following exhibits are filed as part of this report:

           Number                           Exhibit

            2.1 Agreement and Plan of Merger between Old Kent and First
                Evergreen Corporation. Previously filed as Exhibit 2.1 to Old Kent's Form 8-K filed April 24, 1998. Here incorporated by reference.

            2.2 Stock Option Agreement between Old Kent and First Evergreen
                Corporation. Previously filed as Exhibit 2.2 to Old Kent's Form 8-K filed April 24, 1998. Here incorporated by reference.

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

           10.1 Amendment to Old Kent Directors' Deferred Compensation Plan.* Previously filed as Exhibit 10.15 to Old Kent's Form 8-K filed March 4, 1998. Here incorporated by reference.

             27 Financial Data Schedule

           (b) The following reports on Form 8-K were filed during the first quarter of 1998:

                Date of Event         Item              Financial Statements
                Reported              Reported                Filed

                January 29, 1998      5 and 7                 none
                March 4, 1998         7                       none

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                              OLD KENT FINANCIAL CORPORATION





Date:  May 15, 1998           David J. Wagner
                                 Chairman of the Board, President and
                                 Chief Executive Officer





Date:  May 15, 1998           Robert H. Warrington
                                 Vice Chairman of the Board and
                                 Chief Financial Officer

                       EXHIBIT INDEX


        27 Financial Data Schedule

      EXHIBIT 27 -  FINANCIAL DATA SCHEDULE