Form 10-Q
period 1998-06-30
OLD KENT FINANCIAL CORP /MI/
filed 1998-08-12
CIK 746969

SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C.   20549

                           FORM 10-Q


       X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
           For the quarterly period ended June 30, 1998, or

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

              Yes         X        No


The number of shares outstanding of the registrant's Common Stock, par value $1, as of July 31, 1998, was 93,810,677 shares.

  INDEX

OLD KENT FINANCIAL CORPORATION


PART I.          FINANCIAL INFORMATION

Item 1.          Financial Statements

                 Consolidated Balance Sheets as of June 30, 1998,
                    and December 31, 1997

                 Consolidated Statements of Income for the three
                    and six months ended June 30, 1998, and 1997

                 Consolidated Statements of Cash Flows for the
                    six months ended June 30, 1998, and 1997

                 Notes to Consolidated Financial Statements

Item 2.          Management's Discussion and Analysis of
                    Financial Condition and Results of Operations

Item 3.          Quantitative and Qualitative Disclosures about Market Risk

PART II.        OTHER INFORMATION

Item 1.          Legal Proceedings
Item 2.          Changes in Securities and Use of Proceeds
Item 6.          Exhibits and Reports on Form 8-K

SIGNATURES


FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy, and about Old Kent Financial Corporation ("Old Kent" or the "Corporation"). Words such as "anticipates", "believes", "estimates", "expects", "forecasts", "intends", "is likely", "plans", "predicts", "projects", variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements. Future factors that could cause a difference between an ultimate actual outcome and a preceding forward looking statement include changes in interest rates and interest rate relationships; demand for products and services; the degree of competition by traditional and non-traditional competitors; changes in banking regulations; changes in tax laws; changes in prices, levies, and assessments; the impact of technological advances; governmental and regulatory policy changes; the outcomes of pending and future litigation and contingencies; trends in customer behavior as well as their ability to repay loans; and the vicissitudes of the world and national economy. Old Kent undertakes no obligations to update, amend or clarify forward-looking statements, whether as a result of new information, future events, or otherwise.

Item 1   Financial Statements

OLD KENT FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets (Unaudited)_________________________________________________________
                                                                        June 30,    December 31,
(dollars in thousands)                                                    1998          1997
ASSETS:
Cash and due from banks............................................  $   554,155     $   501,912
Federal funds sold and resale agreements...........................       53,245          48,330
Total cash and cash equivalents....................................      607,400         550,242
Interest-earning deposits..........................................       16,695           2,152
Trading account securities.........................................           10             986
Mortgages held-for-sale............................................    1,505,127       1,271,784
Securities available-for-sale:
   Collateralized mortgage obligations and other mortgage-backed
       securities..................................................    1,567,477       1,403,726
   Other securities................................................      540,009         633,141
Total securities available-for-sale (amortized cost of
     $2,098,158 and $2,034,435, respectively)......................    2,107,486       2,036,867
Securities held-to-maturity:
   Collateralized mortgage obligations and other mortgage-backed
       securities..................................................      528,377         666,978
   Other securities................................................      159,464         153,861
Total securities held-to-maturity (market values of
     $692,530 and $820,902, respectively)..........................      687,841         820,839
Loans..............................................................    8,142,861       8,469,477
Allowance for credit losses........................................     (163,983)       (157,417)
Net loans..........................................................    7,978,878       8,312,060
Premises and equipment.............................................      186,733         184,738
Other assets.......................................................      649,901         593,854
Total Assets.......................................................  $13,740,071     $13,773,522


LIABILITIES AND SHAREHOLDERS' EQUITY:
Liabilities:
Deposits:
   Non-interest bearing............................................  $ 1,765,519     $ 1,669,063
   Interest-bearing................................................    8,685,095       8,529,215
   Foreign deposits -- interest-bearing............................       30,365          30,012
     Total deposits................................................   10,480,979      10,228,290
Other borrowed funds...............................................    1,865,232       2,074,791
Other liabilities..................................................      229,154         242,988
Long term debt.....................................................      200,000         200,000
Total Liabilities..................................................   12,775,365      12,746,069

Shareholders' Equity:
Preferred stock: 25,000,000 shares authorized and unissued.........           --              --
Common stock, $1 par value: 300,000,000 shares authorized;
  94,156,752 and 92,779,772 shares issued and outstanding .........       94,157          92,780
Capital surplus....................................................      237,996         204,788
Retained earnings..................................................      626,490         728,304
Valuation adjustment of securities available-for-sale..............        6,063           1,581
Total Shareholders' Equity.........................................      964,706       1,027,453

Total Liabilities and  Shareholders' Equity........................  $13,740,071     $13,773,522

See accompanying notes to consolidated financial statements

OLD KENT FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Income (Unaudited)______________________________________________________________
                                                                For the Three Months    For the Six Months
                                                                   Ended June 30,         Ended June 30,
(in thousands, except per share data)                             1998       1997        1998       1997
Interest Income:
  Interest and fees on loans....................................$182,779   $191,633    $370,858   $379,205
  Interest on mortgages held-for-sale...........................  30,004     14,707      56,886     24,807
  Interest on securities available-for-sale.....................  34,665     32,462      69,111     61,698
  Interest on securities held-to-maturity:
    Taxable.....................................................  10,723     12,778      22,618     25,899
    Tax-exempt..................................................   1,888      2,100       3,811      4,289
  Interest on deposits..........................................     219         68         395        123
  Interest on federal funds sold and resale agreements..........     224      1,187         477      3,333
  Interest on trading account securities........................      30        264          42        952
  Total interest income......................................... 260,532    255,199     524,198    500,306

Interest Expense:
  Interest on domestic deposits.................................  94,284     98,878     188,529    195,966
  Interest on foreign deposits..................................     503        654       1,163      1,063
  Interest on other borrowed funds..............................  30,413     20,773      61,553     36,708
  Interest on subordinated debt.................................   3,387      3,403       6,753      6,188
  Total interest expense........................................ 128,587    123,708     257,998    239,925

Net Interest Income............................................. 131,945    131,491     266,200    260,381

Provision for credit losses.....................................  11,358     11,741      26,439     21,962
  Net interest income after provision
    for credit losses........................................... 120,587    119,750     239,761    238,419

Other Income:
  Mortgage banking revenue (net)................................  36,867     24,817      66,772     43,627
  Trust and investment management revenue.......................  14,807     12,841      28,849     25,693
  Service charges on deposit accounts...........................  13,941     11,708      27,453     23,139
  Insurance sales commissions...................................   4,783      3,281      10,343      6,775
  ATM fees......................................................   1,667      1,600       3,141      2,565
  Brokerage commissions.........................................   1,462        697       2,527      1,508
  Securities gains / (losses)...................................   2,250       (774)      2,355     (1,411)
  Nonrecurring and other real estate owned income...............   1,331     17,698       7,333     20,285
  Other.........................................................  10,539     10,617      21,413     20,292
  Total other income............................................  87,647     82,485     170,186    142,473

Other Expenses:
  Salaries and employee benefits................................  66,844     62,054     136,062    123,578
  Occupancy expense.............................................   9,100      8,425      18,162     17,042
  Equipment expense.............................................   8,165      7,016      16,062     13,633
  Advertising and promotion.....................................   2,897      2,830       5,060      4,857
  Amortization of goodwill and intangibles......................   3,341      3,340       6,709      6,710
  Nonrecurring and other real estate owned expense..............     416      2,079         583      2,306
  Other expenses................................................  41,080     36,118      80,127     70,749
  Total other expenses.......................................... 131,843    121,862     262,765    238,875

Income Before Income Taxes......................................  76,391     80,373     147,182    142,017
  Income taxes..................................................  26,436     27,562      51,053     48,202
Net Income......................................................$ 49,955   $ 52,811    $ 96,129   $ 93,815

Earnings Per Common Share:
  Basic.........................................................$   0.53   $   0.53    $   1.01   $   0.93
  Diluted.......................................................$   0.52   $   0.52    $   1.00   $   0.92

Dividends Per Common Share......................................$  0.171   $  0.154    $  0.342   $  0.309

Average number of shares used to compute: (in thousands)
   Basic earnings per share.....................................  95,124     99,952      95,824    100,474
   Diluted earnings per share...................................  96,004    100,803      96,724    101,239

See accompanying notes to consolidated financial statements.

OLD KENT FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
Six months ended June 1998 (dollars in thousands)                                    1998           1997
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income...................................................................$    96,129    $    93,815
  Adjustments to reconcile net income
      to net cash provided by operating activities:
          Provision for credit losses..........................................     26,439         21,962
          Depreciation, amortization and accretion.............................     20,434         23,172
          Net gains on sales of assets.........................................    (78,527)       (48,530)
          Net change in trading account securities.............................      1,072         51,689
          Originations and acquisitions of mortgages held-for-sale............. (6,000,061)    (2,065,799)
          Proceeds from sales and prepayments of mortgages held-for-sale.......  5,751,830      1,869,220
          Net change in other assets...........................................     19,581        (32,533)
          Net change in other liabilities......................................    (16,534)       (35,242)
  Net cash used for operating activities.......................................   (179,637)      (122,246)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from maturities and prepayments of securities available-for-sale....    133,914        113,550
  Proceeds from sales of securities available-for-sale.........................    344,236      1,212,235
  Purchases of securities available-for-sale...................................   (539,760)    (1,410,790)
  Proceeds from maturities and prepayments of securities held-to-maturity......    158,451        145,572
  Purchases of securities held-to-maturity.....................................    (25,143)      (103,260)
  Net change in interest-earning deposits......................................    (14,542)       (38,024)
  Proceeds from sale of loans..................................................    123,203        291,460
  Net change in loans..........................................................    186,959       (333,271)
  Purchases of leasehold improvements, premises and equipment, net.............    (10,502)       (12,251)
  Acquisition of business units (net of cash acquired).........................          -         14,284
  Sale of business units (net of cash sold)....................................          -          1,234
  Net cash provided by (used for) investing activities.........................    356,816       (119,261)


CASH FLOWS FROM FINANCING ACTIVITIES:
  Change in time deposits......................................................    (54,123)       (48,747)
  Change in demand and savings deposits........................................    306,812        (71,015)
  Change in other borrowed funds...............................................   (209,558)       390,431
  Proceeds of guaranteed preferred beneficial interests in the
       Corporation's junior subordinated debentures............................          -        100,000
  Repurchases of common stock..................................................   (143,916)       (85,775)
  Proceeds from common stock issuances.........................................     13,878          5,865
  Dividends paid to shareholders...............................................    (33,114)       (30,959)
  Net cash (used for) provided by financing activities.........................   (120,021)       259,800

  Net change in cash and cash equivalents......................................     57,158         18,293
  Cash and cash equivalents at beginning of year...............................    550,242        637,797
  Cash and cash equivalents at June 30.........................................$   607,400    $   656,090


  Supplemental disclosures of cash flow information:
    Interest paid on deposits, other borrowed funds and
      subordinated debt........................................................$   267,246    $   246,768
    Federal income taxes paid..................................................     42,000         34,900
  Significant non-cash transactions:
    Stock dividend issued......................................................    164,831        122,474
    Stock issued to acquire businesses.........................................          -         71,767

The accompanying notes to consolidated financial statements are an integral part of these statements

OLD KENT FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 1998

NOTE A:  BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation's annual report on Form 10-K for the year ended December 31, 1997.

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

NOTE C: ADOPTION OF FASB 133
In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or a liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

Statement 133 is effective beginning January 1, 2000. A company may also implement the Statement as of the beginning of any fiscal quarter after issuance (that is, fiscal quarters beginning June 16, 1998, and thereafter). Statement 133 cannot be applied retroactively. Statement 133 must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997, (and, at Old Kent's election, those issued or acquired before January 1, 1998).

Old Kent has not yet quantified the impacts of adopting Statement 133 on the consolidated financial statements and has not determined the timing of or method of adoption of Statement 133. However, the Statement could increase volatility in earnings and other comprehensive income.

OLD KENT FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued (Unaudited)
June 30, 1998

NOTE D:  LOANS AND NONPERFORMING ASSETS
The following summarizes loans and nonperforming assets at the dates indicated (dollars in thousands):
                                                   June 30,  December 31,
    Loans:                                            1998          1997
    Commercial.................................  $2,640,805    $2,576,008
    Real estate  - Commercial..................   1,772,831     1,796,308
    Real estate  - Construction................     598,090       557,007
    Real estate  - Residential mortgages...,...     637,525       766,047
    Real estate  - Consumer home equity .......     899,171       906,824
    Consumer...................................   1,426,766     1,694,136
    Credit card loans..........................          --         1,694
    Lease financing............................     167,673       171,453
    Total Loans................................  $8,142,861    $8,469,477


                                                   June 30,  December 31,
    Nonperforming assets:                              1998          1997
    Nonaccrual loans ..........................  $   66,249    $   52,036
    Restructured loans.........................       3,019         2,688
      Impaired loans...........................      69,268        54,724
    Other real estate owned....................       7,320         7,619
    Total nonperforming assets.................  $   76,588    $   62,343

    Loans past due 90 days or more.............  $   12,935    $   13,523

At June 30, 1998, the Corporation's management has identified loans totaling approximately $23.1 million as potential problem loans. These loans are not included as nonperforming assets in the table above. While these loans were in compliance with repayment terms at June 30, 1998, other circumstances caused management to seriously doubt the ability of the borrowers to continue to remain in compliance with existing loan repayment terms.

Old Kent sold approximately $56.7 million of student loans during the quarter ended March 31, 1998. Old Kent recognized a gain of approximately $1.1 million on these sales. During the first quarter of 1998, Old Kent also sold approximately $47 million of indirect auto loans and recognized a gain of approximately $.2 million. During the quarter ended June 30, 1998, Old Kent sold approximately $15.7 million of student loans. Old Kent recognized a gain of approximately $.2 million on these sales.

OLD KENT FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued (Unaudited)
June 30, 1998

NOTE E:  ALLOWANCE FOR CREDIT LOSSES AND NET CHARGE-OFFS
The following summarizes the changes in the allowance for credit losses, and net charge-offs (in thousands of dollars):

                                                                            For the Six Months
                                                                               ended June 30,
    Allowance for Credit Losses                                               1998        1997
    Balance at January  1,.............................................    $157,417    $165,928
    Changes in allowance due to acquisitions / divestitures / sales....        (475)     (4,816)
    Provision for credit losses........................................      26,439      21,962
    Gross loans charged-off............................................     (27,921)    (33,226)
    Gross recoveries of loans previously charged-off...................       8,523       7,412
    Balance at end of period,..........................................    $163,983    $157,260

                                                                            For the Six Months
                                                                               ended June 30,
    Net Loan Charge-Offs                                                      1998        1997
    Commercial & Commercial Real Estate Loans..........................    $  9,255       ($783)
    Consumer...........................................................       8,915      12,052
    Credit Card........................................................           1      12,913
    Residential Mortgages..............................................         225           1
    Leases.............................................................       1,002       1,631
    Total Net Charge-Offs..............................................    $ 19,398    $ 25,814

NOTE F:  SECURITIES AVAILABLE-FOR-SALE
The following summarizes amortized costs and estimated market values of securities available-for-sale at the dates indicated (in thousands of dollars):

                                                                                            Carrying
                                                                     Gross       Gross        Value
                                                      Amortized   Unrealized   Unrealized   at Market
    June 30, 1998:                                       Cost        Gains       Losses       Value
    U.S. Treasury and federal agency securities..... $  410,727     $ 3,811      $  141    $  414,397
    Collateralized mortgage obligations:
         U.S. Government issued.....................  1,042,509       6,056         902     1,047,663
         Privately issued...........................    358,719       1,209         971       358,957
    Mortgage-backed pass-through securities.........    160,591         452         186       160,857
    Other securities................................    125,612           0           0       125,612
    Total securities available-for-sale............. $2,098,158     $11,528      $2,200    $2,107,486

    December 31, 1997:
    U.S. Treasury and federal agency securities..... $  519,016     $ 2,186      $1,975    $  519,227
    Collateralized mortgage obligations:
         U.S. Government issued.....................  1,030,220       5,830       2,337     1,033,713
         Privately issued...........................    237,363       1,066       2,688       235,741
    Mortgage-backed pass-through securities.........    134,127         280         135       134,272
    Other securities................................    113,709         205          --       113,914
    Total securities available-for-sale............. $2,034,435     $ 9,567      $7,135    $2,036,867

OLD KENT FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued (Unaudited)
June 30, 1998

NOTE G:  SECURITIES HELD-TO-MATURITY
The following summarizes amortized costs and estimated market values of securities held-to-maturity at the dates indicated (in thousands of dollars):

                                                                     Gross       Gross
                                                      Amortized   Unrealized   Unrealized    Market
    June 30, 1998:                                       Cost        Gains       Losses       Value
    U.S. Treasury and federal agency securities.....   $ 15,244     $   51       $   11     $ 15,284
    Collateralized mortgage obligations:
         U.S. Government issued.....................    349,461      1,056        1,251      349,266
         Privately issued...........................    102,458        434          682      102,210
    Mortgage-backed pass-through securities.........     76,458      1,678           44       78,092
    State and political subdivisions................    144,220      4,277          819      147,678
    Total securities held-to-maturity...............   $687,841     $7,496       $2,807     $692,530

    December 31, 1997:
    U.S. Treasury and federal agency securities.....   $ 15,248     $   48       $   11     $ 15,285
    Collateralized mortgage obligations:
         U.S. Government issued.....................    453,556        682        4,377      449,861
         Privately issued...........................    119,526        329          992      118,863
    Mortgage-backed pass-through securities.........     93,896      1,307          294       94,909
    State and political subdivisions................    138,613      4,517        1,146      141,984
    Total securities held-to-maturity...............   $820,839     $6,883       $6,820     $820,902

NOTE H:  SALE OF BRANCHES
During the first quarter of 1998, Old Kent sold three branches and related deposits in its Big Rapids, Michigan market. When sold, the branches had total deposits of approximately $41.6 million. As of June 30, 1998, Old Kent realized a gain of approximately $4.6 million on the sale.

NOTE I:  SHAREHOLDERS' EQUITY
During 1997, Old Kent's directors authorized management, at its discretion, to purchase up to 6.0 million shares of the Corporation's common stock. These shares were purchased by the Corporation in a systematic program of open market or privately negotiated purchases. The shares are reserved for later reissue in connection with potential future stock dividends, the dividend reinvestment plan, employee benefit plans, and other general corporate purposes. As of June 30, 1998, repurchase of Old Kent Common Stock under this authorization was complete.

In June 1998, the Board of Directors of Old Kent Financial Corporation declared a 5% stock dividend payable July 17, 1998, to shareholders of record on June 26, 1998. All per share amounts included in this report have been adjusted to reflect this dividend.

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

OLD KENT FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued (Unaudited)
June 30, 1998

NOTE J:  MORTGAGE BANKING REVENUE (NET)
The following summarizes net mortgage banking revenues as shown in the accompanying consolidated statements of income:

                                                                          For the Six Months
Net mortgage banking revenue:                                               ended June 30,
                                                                           1998        1997
Gross mortgage servicing revenue....................................     $24,443     $19,444
  Less: amortization of mortgage servicing rights & direct costs....     (28,749)    (12,889)
Net mortgage servicing revenue......................................      (4,306)      6,555
Mortgage banking gains (net)........................................      70,570      28,724
Mortgage origination and processing fees (net)......................         507       8,348
  Total net mortgage banking revenue................................     $66,771     $43,627

NOTE K:  OTHER ASSETS
Other assets, as shown in the accompanying consolidated balance sheets, included the following:
                                                                        June 30,  December 31,
                                                                           1998          1997
Mortgage Servicing Rights (net of amortization).....................    $177,803      $150,988
Less servicing impairment reserve...................................      (7,129)       (4,629)
Carrying value of Mortgage Servicing Rights.........................     170,674       146,359
Goodwill............................................................     104,486       108,813
Core Deposit Intangibles............................................      21,252        23,130

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

NOTE L: EARNINGS PER SHARE
The following table reconciles the numerators and denominators used in the calculations of basic and diluted earnings per share:
                                                                    For the Three Months          For the Six Months
                                                                        ended June 30,               ended June 30,
                                                                     1998           1997          1998           1997
Numerators: Numerator for both basic and diluted                 $49,955,000   $ 52,811,000   $96,129,000   $ 93,815,000
  earnings per share, net income

Denominators:
Denominator for basic earnings per share, average                 95,123,700     99,952,509    95,824,369    100,473,807
  outstanding common shares
Potential dilutive shares resulting from employee stock plans        880,231        850,603       899,571        765,020
Denominator for diluted earnings per share                        96,003,931    100,803,112    96,723,940    101,238,827


Earnings per share:
Basic                                                            $      0.53   $       0.53   $      1.01   $       0.93
Diluted                                                          $      0.52   $       0.52   $      1.00   $       0.92

OLD KENT FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued (Unaudited)
June 30, 1998

NOTE M: COMPREHENSIVE INCOME
Effective January 1, 1998, Old Kent adopted Statement of Financial Accounting Standard No. 130: "Reporting Comprehensive Income". This statement establishes standards for reporting and display of comprehensive income and its components. Comprehensive income reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For Old Kent, comprehensive income represents net income adjusted for the change in unrealized gains and losses on available-for-sale securities. Comprehensive income was approximately $51,222 and $62,823 for the quarters ended June 30, 1998, and 1997, respectively, and approximately $100,611 and $91,161 for the sixth month period ended June 30, 1998, and 1997, respectively.

NOTE N: BUSINESS COMBINATIONS
On April 21, 1998, Old Kent signed a definitive agreement for the merger of First Evergreen Corporation ("First Evergreen") into Old Kent. The merger will be accounted for as a pooling-of-interest. Old Kent will exchange
32.0312 shares of Old Kent Common stock for each share of First Evergreen Stock. Old Kent expects to issue approximately 12.8 million shares related to this transaction. First Evergreen is a bank holding company headquartered in Evergreen Park, Illinois, with assets of approximately $1.9 billion and deposits of approximately $1.7 billion as of June 30, 1998. It is the parent of First National Bank of Evergreen Park. First Evergreen provides banking services through eight offices in Cook County, Illinois. The merger is subject to shareholder approval and is expected to be completed in the fourth quarter of 1998.

NOTE O: LONG TERM DEBT
Long term debt, as shown in the accompanying consolidated balance sheets, consists of the following:
                                                      June 30,  December 31,
                                                         1998         1997
Subordinated notes, 6 5/8% due November 15, 2005...    100,000       100,000
Capital securities, as described below.............    100,000       100,000
Total long term debt...............................    200,000       200,000

On January 31, 1997, Old Kent issued a floating rate junior subordinated debenture (the "Debenture") having a principal amount of $103,092,784 to Old Kent Capital Trust I (the "Trust"). Cumulative interest on the principal sum of the Debenture accrues from January 31, 1997, and it is payable quarterly in arrears on the first day of February, May, August and November of each year at a variable rate per annum equal to LIBOR (London Interbank Offering Rate) plus .80% until paid. Interest is computed on the actual number of days elapsed in a year of twelve 30 day months. The Debentures rank subordinate and junior in right of payment to all Indebtedness (as defined) of Old Kent. The Debenture matures on February 1, 2027, but may be redeemed in whole or in part beginning on February 1, 2007, or earlier upon the occurrence of certain special events defined in the Indenture governing the Debenture.

On January 31, 1997, the Trust sold Floating Rate Subordinated Capital Income Securities ("Preferred Securities") having an aggregate liquidation amount of $100 million to investors and issued Common Capital Securities ("Common Securities") having an aggregate liquidation amount of $3,092,784 to Old Kent. All of the proceeds from sale of Preferred Securities and Common Securities were invested in the Debenture. Preferred Securities and Common Securities represent undivided beneficial interests in the Debenture, which is the sole asset of the Trust. Holders of Preferred Securities and Common Securities are entitled to receive distributions from the Trust on terms which correspond to the interest and principal payments due on the Debenture. Payment of distributions by the Trust and payments on liquidation of the Trust or redemption of Preferred Securities are guaranteed by Old Kent to the extent the Trust has funds available (the "Guarantee"). Old Kent's obligations under the Guarantee, taken together with its obligations under the Debenture and the Indenture, constitute a full and unconditional guarantee of all of the Trust's obligations under the Preferred Securities issued by the Trust. Because the Common Securities held by Old Kent represent all of the outstanding voting securities of the Trust (in the absence of a default or other specified event), the Trust is considered to be a wholly owned subsidiary of Old Kent for reporting purposes and its accounts are reflected in the consolidated financial statements of Old Kent.

The Preferred Securities qualify as Tier I capital for regulatory capital purposes. Issuance of the Preferred Securities by the Trust had the effect of increasing Old Kent's regulatory capital. Proceeds from the sale of the Debenture to the Trust were available for general corporate purposes, including repurchase of shares.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of certain significant factors which have affected Old Kent's financial condition and results of operations during the periods included in the consolidated financial statements included in this filing. Old Kent's form 10-Q for the quarterly period ended March 31, 1998, is here incorporated by reference.

RESULTS OF OPERATIONS
Old Kent's net income was $50.0 million for the second quarter of 1998 compared to $52.8 million for the same period in 1997. Second quarter diluted earnings per share was $.52, even with last year's $.52. For the six month period ended June 30, 1998, net income was $96.1 million compared to $93.8 million a year ago and diluted earnings per share was $1.00, a 8.7% increase over last year's $.92.

Total assets were $13.7 billion at quarter-end compared to $13.8 billion at December 31, 1997. Return on average equity for the second quarter of 1998 was 20.47% compared to 20.85% for the second quarter of 1997. Return on average assets was 1.43% for the second quarter of 1998 compared to 1.60% for the second quarter of 1997.

Old Kent's net interest income for the second quarter of 1998 was $131.9 million, a .3% increase over the $131.5 million recorded in the same period of 1997. For the second quarter of 1998, the net interest margin was 4.16% compared to 4.37% a year ago. The decrease in the net interest margin was primarily due to increased funding costs, repurchases of common stock, and the June 1997, sale of Old Kent's higher yielding credit card portfolio.

The provision for credit losses was $11.4 million in the second quarter of 1998 and $11.7 million in the second quarter of 1997. Net credit losses were $9.6 million or .47% of average loans for the second quarter of 1998 compared to $14.8 million or .71% of average loans for the same period a year ago. The allowance for credit losses as a percent of loans and leases outstanding was 2.01% at June 30, 1998, and 1.86% at December 31, 1997. Impaired loans as a percent of total loans was .85% at June 30, 1998, and .65% at December 31, 1997.

Total other operating income, excluding securities transactions and other nonrecurring income, increased 28.2% or $18.5 million during the second quarter of 1998 over the same period a year ago. The mortgage banking business contributed $12 million of this increase, primarily as a result of growth and expansion of Old Kent Mortgage Company. Trust income increased 15.3% or $2.0 million and service charges on deposits increased 19.1% or $2.2 million. All other service charges and fees increased $2.3 million over the same period a year ago.

Nonrecurring and other real-estate owned income totaled $1,331,000 for the quarter ended June 30, 1998, and consisted of:

Gain on sale of loans                 $  196,000
Gain on sale of branches and other
      buildings                          864,000
Gain on sale of Other Real Estate        271,000
Total                                 $1,331,000

Old Kent sold approximately $3.2 billion of residential mortgage loans during the quarter. Old Kent's residential third party mortgage servicing portfolio increased 28% to $13.9 billion at June 30, 1998, from $10.9 billion at June 30, 1997, primarily due to geographical expansion. The residential third party mortgage servicing portfolio was $13.0 billion at December 31, 1997.

Total net securities gains for the second quarter of 1998 were $2,250,000, compared to losses of $774,000 for the same period of 1997.

As discussed in Note M to the accompanying consolidated financial statements, Old Kent expects to complete its acquisition of First Evergreen Corporation during the fourth quarter of 1998. Upon consummation, the Corporation expects to recognize, as other expense, one-time merger related costs of up to $25 million.

Total operating expenses for the second quarter of 1998 increased $10.0 million, or 8.2%, over the same period in 1997. This reflects the impact of increased staffing, as shown in the table below. Salaries, wages and employee benefits increased $4.8 million or 7.7% for the second quarter of 1998 over the second quarter of 1997. The number of full-time equivalent employees increased by 280 over a year ago, to 6,455 at June 30, 1998.

                                         June 30,
                                       1998     1997     Change
Full-time equivalent staff:
  Banking units                       4,228    4,575      (347)
  Mortgage banking                    1,909    1,365       544
  Insurance, leasing & brokerage        318      235        83
  Total                               6,455    6,175       280

During the second quarter of 1998 compared to the same period a year ago, occupancy expenses increased 8.0%, and equipment expenses increased 16.4%. Other operating expenses increased by 11.9% or $5.0 million over the prior year.

YEAR 2000
Old Kent has completed an analysis of its needs for its mainframe and centrally controlled systems to be able to deal with the advent of the year 2000. Diagnosis, reprogramming and other remedies are expected to result in expenditures of approximately $12 million, over the two years ended
December 31, 1999. For the six months ended June 30, 1998, approximately $3.0 million of these expenses were expensed as incurred by Old Kent. As of June 30, 1998, Old Kent's management believes that renovation is more than 50% complete, that all "critical" software components expected to be needed to accommodate the year 2000 conversion have been acquired, but that installation and testing will still be required.


BALANCE SHEET CHANGES
Total interest-earning assets decreased 1.1% or $144 million from December 31, 1997. Total securities decreased $69 million since year-end 1997. Mortgages held-for-sale increased 18.3% or $233 million. This increase was largely due to a favorable refinancing environment coupled with growth and expansion of Old Kent Mortgage Company. Other interest earning assets increased $13.6 million since year end 1997.

Loans decreased $326.6 million since year end 1997. This decrease was the result of residential mortgage loan runoff and the implementation of strategies aimed at improving profitability by exiting or altering certain consumer lending activities.

Total deposits increased $253 million or 2.5% from year-end 1997: noninterest bearing deposits increased 5.8% or $97 million and interest-bearing deposits increased 1.8% or $156 million. Other borrowed funds decreased $210 million or 10.0% from December 31, 1997.

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

At June 30, 1998, shareholders' equity was $965 million compared to $1,027 million at December 31, 1997. The changes in total shareholders' equity and book value per common share are summarized in the tables below.

                                               Total Share-
                                              holders' Equity   Book Value Per
                                               (in millions)     Common Share
Balance, December 31, 1997                        $1,027.5          $10.54
Net income for the six months ended
  June 30, 1998                                       96.1            1.01
Cash dividends paid                                  (33.1)           (.34)
Net change in valuation adjustment of securities
  available-for-sale                                   4.5             .05
Stock repurchases (net of stock issued)             (130.0)          (1.01)
Balance, June 30, 1998                            $  965.0           10.25

As shown in the table below, the Corporation repurchased approximately 2.2 million shares of its common stock during the three months ended June 30, 1998. These shares were repurchased pursuant to previously announced authorizations by Old Kent's board of directors. The repurchase of these shares had a beneficial effect on earnings per common share and return on average equity for the three month period ended June 30, 1998.

During June 1998, Old Kent completed a 6.1 million share stock repurchase program pursuant to a June 1997 authorization.

Old Kent Common Stock repurchased and reserved for future reissuance in connection with:
                                                           Dividend
                                                       Reinvestment    General
                                               Stock   and Employee   Corporate
                                  Total    Dividends    Stock Plans    Purposes
Shares reserved at 3/31/98    4,421,000    3,070,000      1,270,000     81,000
Shares repurchased            2,172,948    1,713,941        277,264    181,743
Shares reissued (1)          (4,781,205)  (4,533,941)      (247,264)         0
Shares reserved at 6/30/98    1,812,743      250,000      1,300,000    262,743
       (1) Includes shares issued on July 17, 1998, to shareholders of record on June 26, 1998 in a 5% stock dividend.

For a number of years, Old Kent has been authorized by its board of directors to repurchase shares in connection with the Corporation's Dividend Reinvestment and Employee Stock Plans, and on a quarterly basis has systematically maintained a level of shares equivalent to permissible needs.

At June 30, 1998, Old Kent held 1,812,743 shares of its common stock reserved for reissuance as detailed in the table above. These shares were repurchased under June 1998 and 1997 board of directors authorizations allowing management to repurchase up to 6 million shares (under each authorization) of Old Kent Common Stock intended for future reissuance in connection with stock dividends, dividend reinvestment and employee stock plans, and other corporate purposes. Under the most recent (June 1998) authorization, approximately 4.6 million of the total 6.0 million shares authorized are intended for anticipated future stock dividends. Management intends that this number of shares would be repurchased prior to August 1998 in a systematic pattern (on a quarterly ratable basis) of open market and privately negotiated transactions. The remaining 1.4 million shares of the authorization are intended for reissue in connection with the Corporation's dividend reinvestment and employee stock plans, as well as other unspecified corporate purposes such as business acquisitions accounted for as purchases.

Total equity at June 30, 1998, was increased by an after-tax unrealized gain of $6.1 million on securities available-for-sale. Shareholders' equity as a percentage of total assets as of June 30, 1998, was 7.02%.

The following table represents the Registrant's consolidated regulatory capital position as of June 30, 1998:

Regulatory capital at June 30, 1998
(in millions)                                        Tier 1        Total
                                       Leverage    Risk-Based    Risk-Based
                                         Ratio       Capital       Capital
Actual capital                          $936.9        $936.9      $1,167.8
Required minimum regulatory capital      415.7         419.5         839.1
Capital in excess of requirements       $521.2        $517.4      $  328.7

Actual ratio                              6.76%         8.93%        11.13%
Regulatory Minimum Ratio                  3.00%         4.00%         8.00%
Ratio considered "well capitalized"
  by regulatory agencies                  5.00%         6.00%        10.00%

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

The information concerning quantitative and qualitative disclosures about market risk contained and incorporated by reference in Item 7A of the Corporation's Form 10-K Annual Report for its fiscal year ended December 31, 1997, is here incorporated by reference.

Old Kent faces market risk to the extent that both earnings and the fair values of its financial instruments are affected by changes in interest rates. The Corporation manages this risk with three tools: static GAP analysis, simulation modeling, and economic value of equity estimation. Throughout the first six months of 1998, the results of these three measurement techniques were within the Corporation's policy guidelines. The Corporation does not believe that there has been a material change in the Corporation's primary market risk exposures, including the categories of market risk to which the Corporation is exposed and the particular markets that present the primary risk of loss to the Corporation. As of the date of this Form 10-Q Quarterly Report, the Corporation does not know of or expect there to be any material change in the general nature of its primary market risk exposure in the near term.

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

Item 1.  Legal Proceedings

Old Kent's subsidiaries are parties, as plaintiff or defendant, to a number of legal proceedings. Except as described below, all of these proceedings are considered to be ordinary routine litigation incidental to their business, and none is considered to be a material pending legal proceeding.

Old Kent Bank was named, among other defendants, in a lawsuit filed by Grow Group, Inc. ("Grow") in 1994 in the United States District Court for the Western District of Michigan. Principal defendants in the case included Perrigo Company ("Perrigo"), Michael J. Jandernoa (Chairman of the Board and Chief Executive Officer of Perrigo, and presently a director of Old Kent), certain other persons who are believed to have been directors and officers of Perrigo, Old Kent Bank, and National Bank of Detroit ("NBD"; now NBD Bank), with which Old Kent Bank participated in the financing arrangement that was in part the subject of the case. In 1988, Old Kent Bank participated in a credit facility that partially financed the purchase of all of the stock of Perrigo from Grow by individual and corporate defendants in the case. In its complaint, Grow alleged that NBD and Old Kent Bank conspired with and aided and abetted the individual defendants in certain breaches of duties, fraud, and usurpation of corporate opportunity; misappropriated and used confidential and proprietary information for their own benefit; and breached a relationship of trust and confidence with Grow. Grow demanded judgment against the defendants, jointly and severally, for damages in an unspecified but apparently material amount, profits and benefits accruing to the defendants as a result of the alleged wrongful acts, punitive damages, interest, and costs. On March 24, 1998, the court dismissed Old Kent Bank from the case on Old Kent Bank's motion for summary judgment, finding that "Plaintiff has not come forward with any evidence to support its claims" against Old Kent Bank. On July 17, 1998, Grow filed an appeal of this decision, and the case is currently in the preliminary stage of the appeal process.

Item 2.  Changes in Securities and Use of Proceeds

On April 20, 1998, the corporation's shareholders approved an amendment to the corporation's Restated Articles of Incorporation to increase the number of authorized shares of common stock from 150 million shares to 300 million shares.

Item 6.    Exhibits and Reports on Form 8-K

           (a)  The following exhibits are filed as part of this report:

           Number                    Exhibit

             3(i)                    Restated Articles of Incorporation
                                       previously filed as an exhibit to the
                                       Corporation's Form S-4 Registration
                                       Statement (#333-56209) filed June 5,
                                       1998.  Here incorporated by reference.
             12                      Ratio of Earnings to Fixed Charges
             27                      Financial Data Schedule

           (b) The following reports on Form 8-K were filed during the second quarter of 1998:

                Date of Event        Item                  Financial Statements
                Reported             Reported              Filed

                April 23, 1998       5,7
                June 15, 1998        7

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                              OLD KENT FINANCIAL CORPORATION





Date:  August 12, 1998        David J. Wagner
                                 Chairman of the Board, President and
                                 Chief Executive Officer





Date:  August 12, 1998        Robert H. Warrington
                                 Vice Chairman of the Board and
                                 Chief Financial Officer

                       EXHIBIT INDEX

        3(i)  Restated Articles of Incorporation previously filed as an exhibit to the Corporation's Form S-4 Registration Statement (#333-56209) filed June 5, 1998. Here incorporated by reference.
        12    Ratio of Earnings to Fixed Charges
        27    Financial Data Schedule