Form 10-Q
period 1998-09-30
OLD KENT FINANCIAL CORP /MI/
filed 1998-11-13
CIK 746969

===============================================================================
                     SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C.  20549

                                   FORM 10-Q
-------------------------------------------------------------------------------

      [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
           For the quarterly period ended September 30, 1998 or

      [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
           For the transition period from _________ to ___________

                       Commission File Number 0-12216

                       OLD KENT FINANCIAL CORPORATION
            (Exact name of registrant as specified in its charter)


             Michigan                              38-1986608
    (State of Incorporation)          (I.R.S. Employer Identification Number)

         111 Lyon Street NW
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

                      Yes  __X__        No  ____


The number of shares outstanding of the Registrant's Common Stock, par value $1, as of October 31, 1998, was 105,256,003 shares.

===============================================================================

INDEX

OLD KENT FINANCIAL CORPORATION


PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements

              Consolidated Balance Sheets as of September 30, 1998,
                 and December 31, 1997

              Consolidated Statements of Income for the three
                 and nine months ended September 30, 1998, and 1997

              Consolidated Statements of Cash Flows for the
                 nine months ended September 30, 1998, and 1997

              Notes to Consolidated Financial Statements

Item 2.       Management's Discussion and Analysis of
                Financial Condition and Results of Operations

Item 3.       Quantitative and Qualitative Disclosures about Market Risk

PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings
Item 5.       Other Information
Item 6.       Exhibits and Reports on Form 8-K

SIGNATURES


FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy, and about Old Kent Financial Corporation ("Old Kent" or the "Corporation"). Words such as "anticipates", "believes", "estimates", "expects", "forecasts", "intends", "is likely", "plans", "predicts", "projects", variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements. Future factors that could cause a difference between an ultimate actual outcome and a preceding forward-looking statement include changes in interest rates and interest rate relationships; demand for products and services; the degree of competition by traditional and non-traditional competitors; changes in banking regulations; changes in tax laws; changes in prices, levies, and assessments; the impact of technological advances; governmental and regulatory policy changes; the outcomes of pending and future litigation and contingencies; trends in customer behavior as well as their ability to repay loans; software failure, errors or miscalculations; and the vicissitudes of the world and national economy. Old Kent undertakes no obligations to update, amend or clarify forward-looking statements, whether as a result of new information, future events, or otherwise.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

OLD KENT FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets (Unaudited)
------------------------------------------------------------------------------------------------
                                                                     September 30,  December 31,
(dollars in thousands)                                                   1998           1997
------------------------------------------------------------------------------------------------
ASSETS:
Cash and due from banks............................................   $   495,794    $   501,912
Federal funds sold and resale agreements...........................        18,015         48,330
                                                                      -----------    -----------
Total cash and cash equivalents....................................       513,809        550,242
Interest-earning deposits..........................................             2          2,152
Trading account securities.........................................            -             986
Mortgages held-for-sale............................................     1,519,171      1,271,784
Securities available-for-sale:
   Collateralized mortgage obligations and other mortgage-backed
       securities..................................................     1,523,031      1,403,726
   Other securities................................................       631,926        633,141
                                                                      -----------    -----------
Total securities available-for-sale (amortized cost of
     $2,124,842 and $2,034,435, respectively)......................     2,154,957      2,036,867
Securities held-to-maturity:
   Collateralized mortgage obligations and other mortgage-backed
       securities..................................................       468,615        666,978
   Other securities................................................       186,169        153,861
                                                                      -----------    -----------
Total securities held-to-maturity (market values of
     $662,026 and $820,902, respectively)..........................       654,784        820,839
Loans..............................................................     8,190,260      8,469,477
Allowance for credit losses........................................      (164,357)      (157,417)
                                                                      -----------    -----------
Net loans..........................................................     8,025,903      8,312,060
                                                                      -----------    -----------
Premises and equipment.............................................       186,825        184,738
Other assets.......................................................       647,898        593,854
                                                                      -----------    -----------
Total Assets.......................................................   $13,703,349    $13,773,522
                                                                      ===========    ===========





LIABILITIES AND SHAREHOLDERS' EQUITY:
Liabilities:
Deposits:
   Non-interest bearing............................................   $ 1,719,133    $ 1,669,063
   Interest-bearing................................................     8,665,527      8,529,215
   Foreign deposits -- interest-bearing............................        38,912         30,012
                                                                      -----------    -----------
     Total deposits................................................    10,423,572     10,228,290
Other borrowed funds...............................................     1,868,087      2,074,791
Other liabilities..................................................       240,601        242,988
Long term debt.....................................................       200,000        200,000
                                                                      -----------    -----------
Total Liabilities..................................................    12,732,260     12,746,069
                                                                      ===========    ===========
Shareholders' Equity:
Preferred stock: 25,000,000 shares authorized and unissued.........                          --
Common stock, $1 par value: 300,000,000 shares authorized;
  92,972,672 and 92,779,772 shares issued and outstanding .........        92,973         92,780
Capital surplus....................................................       197,488        204,788
Retained earnings..................................................       661,054        728,304
Valuation adjustment of securities available-for-sale..............        19,574          1,581
                                                                      -----------    -----------
Total Shareholders' Equity.........................................       971,089      1,027,453
                                                                      -----------    -----------

Total Liabilities and Shareholders' Equity.........................   $13,703,349    $13,773,522
                                                                      ===========    ===========

See accompanying notes to consolidated financial statements

OLD KENT FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Income (Unaudited)
---------------------------------------------------------------------------------------------------
                                                        For the Three Months   For the Nine Months
                                                        Ended September 30,    Ended September 30,
(in thousands, except per share data)                     1998       1997        1998       1997
--------------------------------------------------------------------------------------------------
Interest Income:
  Interest and fees on loans..........................  $182,866   $191,078    $553,724   $570,284
  Interest on mortgages held-for-sale.................    26,460     19,786      83,346     44,593
  Interest on securities available-for-sale...........    30,981     32,281     100,092     93,980
  Interest on securities held-to-maturity:
    Taxable...........................................     9,325     12,812      31,943     38,711
    Tax-exempt........................................     2,083      2,038       5,894      6,327
  Interest on deposits................................       199        340         594        462
  Interest on federal funds sold and resale agreements       210        574         687      3,907
  Interest on trading account securities..............        11        150          53      1,101
                                                        --------   --------    --------   --------
  Total interest income...............................   252,135    259,059     776,333    759,365
                                                        --------   --------    --------   --------
Interest Expense:
  Interest on domestic deposits.......................    94,549     98,482     283,079    294,448
  Interest on foreign deposits........................       439        542       1,602      1,604
  Interest on other borrowed funds....................    22,869     23,846      84,422     60,552
  Interest on subordinated debt.......................     3,405      3,423      10,158      9,614
                                                        --------   --------    --------   --------
  Total interest expense..............................   121,262    126,293     379,261    366,218
                                                        --------   --------    --------   --------
Net Interest Income...................................   130,873    132,766     397,072    393,147

Provision for credit losses...........................     7,485     11,639      33,923     33,601
                                                        --------   --------    --------   --------
  Net interest income after provision
    for credit losses.................................   123,388    121,127     363,149    359,546
                                                        --------   --------    --------   --------
Other Income:
  Mortgage banking revenue (net)......................    39,315     25,260     106,087     68,887
  Investment management and trust revenues............    15,655     13,349      44,504     39,042
  Deposit account revenues............................    13,888     12,472      41,341     35,611
  Insurance sales commissions.........................     5,103      3,355      15,447     10,129
  ATM revenues........................................     1,917      1,733       5,058      4,297
  Brokerage commissions...............................     1,333        946       3,860      2,454
  Securities gains / (losses).........................       320         17       2,675     (1,394)



  Nonrecurring and other real estate owned income.....       452        304       7,785     20,589
  Other...............................................    10,584     11,399      31,996     31,693
                                                        --------   --------    --------   --------
  Total other income..................................    88,567     68,835     258,753    211,308
                                                        --------   --------    --------   --------
Other Expenses:
  Salaries and employee benefits......................    69,904     64,699     205,966    188,277
  Occupancy expense...................................     9,669      9,046      27,831     26,088
  Equipment expense...................................     8,153      7,739      24,214     21,373
  Amortization of goodwill and intangibles............     3,344      3,307      10,053     10,017
  Advertising and promotion...........................     2,604      2,271       7,664      7,128
  Nonrecurring and other real estate owned expense....     1,206        433       1,789      2,738
  Other expenses......................................    41,901     36,293     122,028    107,041
                                                        --------   --------    --------   --------
  Total other expenses................................   136,781    123,788     399,545    362,662
                                                        --------   --------    --------   --------
Income Before Income Taxes............................    75,174     66,174     222,357    208,192
  Income taxes........................................    25,438     22,699      76,491     70,902
                                                        --------   --------    --------   --------
Net Income............................................  $ 49,736   $ 43,475    $145,866   $137,290
                                                        ========   ========    ========   ========

Earnings Per Common Share:
  Basic...............................................  $   0.53   $   0.44    $   1.53   $   1.37
  Diluted.............................................  $   0.53   $   0.43    $   1.52   $   1.36

Dividends Per Common Share............................  $  0.180   $  0.162    $  0.522   $  0.470

Average number of shares used to compute: (in thousands)
   Basic earnings per share...........................    93,511     99,582      95,053    100,177
   Diluted earnings per share.........................    94,350    100,380      95,933    100,953

See accompanying notes to consolidated financial statements.

OLD KENT FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
Nine months ended September 30, 1998 (dollars in thousands)                         1998          1997
--------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income................................................................  $   145,866   $   137,290
  Adjustments to reconcile net income
      to net cash provided by operating activities:
          Provision for credit losses.......................................       33,923        33,601
          Depreciation, amortization and accretion..........................       31,947        34,687
          Net gains on sales of assets......................................     (124,129)      (65,512)
          Net change in trading account securities..........................        1,123        47,886
          Originations and acquisitions of mortgages held-for-sale..........   (9,193,558)   (4,762,794)
          Proceeds from sales and prepayments of mortgages held-for-sale....    8,931,076     4,253,856
          Net change in other assets........................................       61,811       (65,532)
          Net change in other liabilities...................................      (10,332)      (15,562)
                                                                              -----------   -----------
  Net cash used for operating activities....................................     (122,273)     (402,080)
                                                                              -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from maturities and prepayments of securities available-for-sale.      188,648       137,275
  Proceeds from sales of securities available-for-sale......................      402,339     2,239,427
  Purchases of securities available-for-sale................................     (678,030)   (2,395,293)
  Proceeds from maturities and prepayments of securities held-to-maturity...      224,814       154,027
  Purchases of securities held-to-maturity..................................      (58,376)     (112,847)
  Net change in interest-earning deposits...................................        2,151       (22,404)
  Proceeds from sale of loans...............................................      129,072       291,460
  Net change in loans.......................................................      126,815      (515,333)
  Purchases of leasehold improvements, premises and equipment, net..........      (18,124)      (20,618)
  Acquisition of business units (net of cash acquired)......................           -         17,204
  Sale of business units (net of cash sold).................................           -          1,234
                                                                              -----------   -----------
  Net cash provided by (used for) investing activities......................      319,309      (225,868)
                                                                              -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Change in time deposits...................................................     (237,346)       80,153
  Change in demand and savings deposits.....................................      432,592      (126,451)
  Change in other borrowed funds............................................     (206,703)      681,668
  Proceeds from issuance of capital securities..............................           -        100,000
  Repurchases of common stock...............................................     (189,207)     (131,206)
  Proceeds from common stock issuances......................................       17,093         7,836
  Dividends paid to shareholders............................................      (49,898)      (47,127)
                                                                              -----------   -----------
  Net cash (used for) provided by financing activities......................     (233,469)      564,873
                                                                              -----------   -----------

  Net change in cash and cash equivalents...................................      (36,433)      (63,075)
  Cash and cash equivalents at beginning of year............................      550,242       637,797
                                                                              -----------   -----------
  Cash and cash equivalents at September 30.................................  $   513,809   $   574,722
                                                                              ===========   ===========
---------------------------------------------------------------------------------------------------------
  Supplemental disclosures of cash flow information:
    Interest paid on deposits, other borrowed funds and
      subordinated debt.....................................................  $   390,070   $   369,340
    Federal income taxes paid...............................................       55,000        55,400
  Significant non-cash transactions:
    Stock dividend issued...................................................      163,011       124,008
    Stock issued to acquire businesses......................................           -         76,938

  The accompanying notes to consolidated financial statements are an integral part of these statements

OLD KENT FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 1998

NOTE A:  BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation's annual report on Form 10-K for the year ended December 31, 1997.

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

OLD KENT FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued (Unaudited) September 30, 1998


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

OLD KENT FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued (Unaudited) September 30, 1998


NOTE D:  LOANS AND NONPERFORMING ASSETS
The following summarizes loans and nonperforming assets at the dates indicated (dollars in thousands):

                                             September 30,    December 31,
                                                     1998            1997
                                                     ----            ----
    Loans:
    Commercial..............................  $2,618,232       $2,576,008
    Real estate - Commercial................   1,790,964        1,796,308
    Real estate - Construction..............     667,437          557,007
    Real estate - Residential mortgages.....     603,856          766,047
    Real estate - Consumer home equity .....     973,999          906,824
    Consumer................................   1,365,102        1,694,136
    Credit card loans.......................         --             1,694
    Lease financing.........................     170,670          171,453
                                              ----------       ----------
    Total Loans.............................  $8,190,260       $8,469,477
                                              ==========       ==========

                                             September 30,    December 31,
                                                     1998            1997
                                                     ----            ----
    Nonperforming assets:
    Nonaccrual loans .......................  $   50,147       $   52,036
    Restructured loans......................       2,683            2,688
                                              ----------       ----------
      Impaired loans........................      52,830           54,724
    Other real estate owned.................       7,145            7,619
                                              ----------       ----------
    Total nonperforming assets..............  $   59,975       $   62,343
                                              ==========       ==========
    Loans past due 90 days or more..........  $   14,921       $   13,523
                                              ==========       ==========

At September 30, 1998, the Corporation's management has identified loans totaling approximately $25.1 million as potential problem loans. These loans are not included as nonperforming assets in the table above. While these

OLD KENT FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued (Unaudited) September 30, 1998


loans were in compliance with repayment terms at September 30, 1998, other circumstances caused management to seriously doubt the ability of the borrowers to continue to remain in compliance with existing loan repayment terms.

Old Kent sold approximately $56.7 million of student loans during the quarter ended March 31, 1998. Old Kent recognized a gain of approximately $1.1 million on these sales. During the first quarter of 1998, Old Kent also sold approximately $47 million of indirect auto loans and recognized a gain of approximately $.2 million. During the quarter ended June 30, 1998, Old Kent sold approximately $15.7 million of student loans. Old Kent recognized a gain of approximately $.2 million on these sales. During the quarter ended September 30, 1998, Old Kent sold approximately $5.6 million of student loans. Old Kent recognized a gain of approximately $.1 million on these sales.

NOTE E:  ALLOWANCE FOR CREDIT LOSSES AND NET CHARGE-OFFS
The following summarizes the changes in the allowance for credit losses, and net charge-offs (in thousands of dollars):

                                                                         For the Nine Months
                                                                         ended September 30,
                                                                        ---------------------
                                                                          1998         1997
                                                                          ----         ----
    ALLOWANCE FOR CREDIT LOSSES
    Balance at January 1,.............................................  $157,417     $165,928
    Changes in allowance due to acquisitions / divestitures / sales...      (475)      (4,816)
    Provision for credit losses.......................................    33,923       33,601
    Gross loans charged-off...........................................   (38,767)     (48,539)
    Gross recoveries of loans previously charged-off..................    12,259       11,410
                                                                        --------     --------
    Balance at end of period..........................................  $164,357     $157,584
                                                                        ========     ========

OLD KENT FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued (Unaudited) September 30, 1998

                                                                         For the Nine Months
                                                                         ended September 30,
                                                                        ---------------------
                                                                          1998         1997
                                                                          ----         ----
    NET LOAN CHARGE-OFFS
    Commercial & Commercial Real Estate Loans.........................  $ 12,715     $  1,782
    Consumer..........................................................    11,488       19,988
    Credit Card.......................................................        -        12,971
    Residential Mortgages.............................................       475            1
    Leases............................................................     1,829        2,387
                                                                        --------     --------
    Total Net Charge-Offs.............................................  $ 26,507     $ 37,129
                                                                        ========     ========

NOTE F:  SECURITIES AVAILABLE-FOR-SALE
 The following summarizes amortized costs and estimated market values of securities available-for-sale at the dates indicated (in thousands of dollars):

OLD KENT FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued (Unaudited) September 30, 1998

                                                                                               Carrying
                                                                        Gross        Gross        Value
                                                       Amortized   Unrealized   Unrealized    at Market
                                                            Cost        Gains       Losses        Value
                                                            ----        -----       ------        -----
    SEPTEMBER 30, 1998:
    U.S. Treasury and federal agency securities...... $  487,998    $18,224       $    0     $  506,222
    Collateralized mortgage obligations:
         U.S. Government issued......................  1,039,546      9,386        1,118      1,047,814
         Privately issued............................    326,406      1,747          410        327,743
    Mortgage-backed pass-through securities..........    147,034        883          443        147,474
    Other securities.................................    123,858      1,846           -         125,704
                                                      ----------    -------       ------     ----------
    Total securities available-for-sale.............. $2,124,842    $32,086       $1,971     $2,154,957
                                                      ==========    =======       ======     ==========
    DECEMBER 31, 1997:
    U.S. Treasury and federal agency securities...... $  519,016    $ 2,186       $1,975     $  519,227
    Collateralized mortgage obligations:
         U.S. Government issued......................  1,030,220      5,830        2,337      1,033,713
         Privately issued............................    237,363      1,066        2,688        235,741
    Mortgage-backed pass-through securities..........    134,127        280          135        134,272
    Other securities.................................    113,709        205          --         113,914
                                                      ----------    -------       ------     ----------
    Total securities available-for-sale.............. $2,034,435    $ 9,567       $7,135     $2,036,867
                                                      ==========    =======       ======     ==========

NOTE G:  SECURITIES HELD-TO-MATURITY
The following summarizes amortized costs and estimated market values of securities held-to-maturity at the dates indicated (in thousands of dollars):

OLD KENT FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued (Unaudited) September 30, 1998

                                                                      Gross        Gross
                                                     Amortized   Unrealized   Unrealized      Market
                                                          Cost        Gains       Losses       Value
                                                          ----        -----       ------       -----
    SEPTEMBER 30, 1998:
    U.S. Treasury and federal agency securities...... $ 11,243     $  141       $    0     $ 11,384
    Collateralized mortgage obligations:
         U.S. Government issued......................  309,485      1,718          943      310,260
         Privately issued............................   90,709        849          452       91,106
    Mortgage-backed pass-through securities..........   68,421      1,640           37       70,024
    State and political subdivisions.................  174,926      4,511          185      179,252
                                                      --------     ------       ------     --------
    Total securities held-to-maturity................ $654,784     $8,859       $1,617     $662,026
                                                      ========     ======       ======     ========
    DECEMBER 31, 1997:
    U.S. Treasury and federal agency securities...... $ 15,248     $   48       $   11     $ 15,285
    Collateralized mortgage obligations:
         U.S. Government issued......................  453,556        682        4,377      449,861
         Privately issued............................  119,526        329          992      118,863
    Mortgage-backed pass-through securities..........   93,896      1,307          294       94,909
    State and political subdivisions.................  138,613      4,517        1,146      141,984
                                                      --------     ------       ------     --------
    Total securities held-to-maturity................ $820,839     $6,883       $6,820     $820,902
                                                      ========     ======       ======     ========

NOTE H:  SALE OF BRANCHES
During the first quarter of 1998, Old Kent sold three branches and related deposits in its Big Rapids, Michigan market. When sold, the branches had total deposits of approximately $41.6 million. Old Kent realized a gain of approximately $4.6 million on the sale.

NOTE I:  SHAREHOLDERS' EQUITY
During 1997, Old Kent's directors authorized management, at its discretion, to purchase up to 6.0 million shares of the Corporation's common stock. These shares were purchased by the Corporation in a systematic program of open market or privately negotiated purchases. The shares were reserved for later reissue in connection with potential future stock dividends, the dividend reinvestment plan, employee benefit plans, and other general corporate purposes. As of June 30, 1998, repurchase of Old Kent Common Stock under this authorization was complete.

OLD KENT FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued (Unaudited) September 30, 1998

In June 1998, the Board of Directors of Old Kent Financial Corporation declared a 5% stock dividend payable July 17, 1998, to shareholders of record on June 26, 1998. All per share amounts included in this report have been adjusted to reflect this dividend.

At that same meeting, Old Kent's Directors authorized management, at its discretion, to purchase up to 6.0 million shares of the Corporation's common stock. It is anticipated that these shares will be purchased by the Corporation in a systematic program of open market or privately negotiated purchases. They will be reserved for later reissue in connection with potential future stock dividends, the dividend reinvestment plan, employee benefit plans, and other general corporate purposes. As of September 30, 1998, repurchases of Old Kent Common Stock under this authorization totaled
1.9 million shares.

NOTE J:  MORTGAGE BANKING REVENUE (NET)
The following summarizes net mortgage banking revenues as shown in the accompanying consolidated statements of income:

                                                                         For the Nine Months
                                                                          ended September 30,
                                                                        ---------------------
                                                                         1998           1997
                                                                         ----           ----
NET MORTGAGE BANKING REVENUE:
Gross mortgage servicing revenue..................................    $ 38,339       $ 31,418
  Less: amortization of mortgage servicing rights & direct costs..     (48,241)       (20,996)
                                                                      --------       --------
Net mortgage servicing revenue....................................      (9,902)        10,422
Mortgage banking gains (net)......................................     114,783         44,922
Mortgage origination and processing fees (net)....................       1,206         13,543
                                                                      --------       --------
  Total net mortgage banking revenue..............................    $106,087       $ 68,887
                                                                      ========       ========

NOTE K:  OTHER ASSETS
Other assets, as shown in the accompanying consolidated balance sheets, include the following (net of amortization):

OLD KENT FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued (Unaudited) September 30, 1998

                                                                    September 30,   December 31,
                                                                            1998           1997
                                                                            ----           ----
Goodwill..........................................................    $102,228       $108,813
Core Deposit Intangibles..........................................      20,509         23,130
Total.............................................................    $122,737       $131,943

Other assets, as shown in the accompanying consolidated balance sheets, include mortgage servicing rights ("MSR's") as follows:

                                                                    September 30,   December 31,
                                                                            1998           1997
                                                                            ----           ----
MSR's (net of amortization).......................................    $196,874       $150,988
Less servicing impairment reserve.................................      (9,129)        (4,629)
                                                                      --------       --------
Carrying value of MSR's...........................................     187,745        146,359
                                                                      ========       ========
Estimated aggregate fair value of capitalized MSR's...............     212,000        150,000
Estimated aggregate fair value of MSR's originated prior to 1995..      10,000         16,000
Total.............................................................    $222,000       $166,000

The following reflects changes in capitalized mortgage serving rights for the time periods indicated:

                                                                        For the Nine Months
                                                                        ended September 30,
                                                                        -------------------
                                                                        1998           1997
                                                                        ----           ----
Balance at beginning of period....................................    $150,988       $100,425
Additions.........................................................     149,241         74,293
Sales.............................................................     (55,577)       (12,539)
Amortization......................................................     (37,020)       (20,644)
Other.............................................................     (10,758)             0
Servicing impairment reserve......................................      (9,129)        (2,830)
Balance at end of Period..........................................    $187,745       $138,705

OLD KENT FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued (Unaudited) September 30, 1998

Old Kent Mortgage Company actively manages prepayment risks associated with mortgage servicing rights through its significant loan origination and replenishment capacity, customer retention initiatives, recurring bulk sales of mortgage servicing rights, and use of financial hedges. During the third quarter of 1998, Old Kent Mortgage Company entered into an agreement to sell mortgage serving rights associated with $2.5 to $6.0 billion of mortgage loans during the period September 1998 to August 1999. This forward bulk servicing sale agreement provides for quarterly sales of newly originated conventional mortgage servicing rights.

NOTE L: EARNINGS PER SHARE
The following table reconciles the numerators and denominators used in the calculations of basic and diluted earnings per share:

                                                                    For the Three Months           For the Nine Months
                                                                     ended September 30,           ended September 30,
                                                                    ---------------------          -------------------
                                                                     1998           1997           1998           1997
                                                                     ----           ----           ----           ----
Numerators: Numerator for both basic and diluted                 $49,736,000   $ 43,475,000   $145,866,000   $137,290,000
  earnings per share, net income                                 ===========   ============   ============   ============

Denominators:
Denominator for basic earnings per share, average                 93,510,675     99,581,612     95,053,138    100,176,537
  outstanding common shares
Potential dilutive shares resulting from employee stock plans        839,400        798,000        879,695        776,013
                                                                 -----------   ------------   ------------   ------------
Denominator for diluted earnings per share                        94,350,075    100,379,612     95,932,833    100,952,550
                                                                 ===========   ============   ============   ============
Earnings per share:
Basic                                                            $      0.53   $       0.44    $      1.53   $       1.37
                                                                 -----------   ------------   ------------   ------------
Diluted                                                          $      0.53   $       0.43    $      1.52   $       1.36
                                                                 ===========   ============   ============   ============

Options to purchase 902,716 shares of common stock at $35.88 to $38.27 per share were outstanding during the nine months ended September 30, 1998, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares.

OLD KENT FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued (Unaudited) September 30, 1998

NOTE M: COMPREHENSIVE INCOME
Effective January 1, 1998, Old Kent adopted Statement of Financial Accounting Standard No. 130: "Reporting Comprehensive Income". This statement establishes standards for reporting and display of comprehensive income and its components. Comprehensive income reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For Old Kent, comprehensive income represents net income adjusted for the change in unrealized gains and losses on available-for-sale securities. Comprehensive income was approximately $63,247 and $49,270 for the quarters ended September 30, 1998, and 1997, respectively, and approximately $163,858 and $140,881 for the nine month period ended September 30, 1998, and 1997, respectively.

NOTE N: BUSINESS COMBINATIONS
On October 1, 1998, Old Kent completed the merger of First Evergreen Corporation ("First Evergreen") into Old Kent. When acquired, First Evergreen had assets of approximately $1.9 billion and deposits of approximately $1.7 billion. The merger was accounted for as a pooling-of-interests. Old Kent exchanged 32.0312 shares of Old Kent common stock for each share of First Evergreen stock. The issuance totalled approximately 12.8 million shares. First Evergreen is a bank holding company headquartered in Evergreen Park, Illinois. It is the parent of First National Bank of Evergreen Park. First Evergreen provides banking services through eight offices in Cook County, Illinois. The following details the proforma effects of the merger as if it had been completed as of September 30, 1998.

                                                        For the Three Months          For the Nine Months
                                                      ended September 30, 1998      ended September 30, 1998
                                                      ------------------------      ------------------------
                                                      Old Kent        Proforma      Old Kent        Proforma
                                                      --------        --------      --------        --------
    Net Income....................................... $ 49,736        $ 54,579      $145,865        $160,936
    Basic E.P.S...................................... $   0.53        $   0.53      $   1.53        $   1.49
    Diluted E.P.S....................................     0.53            0.51          1.52            1.48
    Number of shares used to calculate basic E.P.S...   93,511         106,332        95,053         107,874
    Number of shares used to calculate diluted E.P.S.   94,350         107,171        95,933         108,754

OLD KENT FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued (Unaudited) September 30, 1998

                                                        For the Three Months          For the Nine Months
                                                      ended September 30, 1997      ended September 30, 1997
                                                      ------------------------      ------------------------
                                                      Old Kent        Proforma      Old Kent        Proforma

                                                      --------        --------      --------        --------
    Net Income....................................... $ 43,475        $ 48,126      $137,290        $151,089
    Diluted E.P.S.................................... $   0.44        $   0.43      $   1.37        $   1.34
    Basic E.P.S......................................     0.43            0.43          1.36            1.33
    Number of shares used to calculate basic E.P.S...   99,582         112,413       100,177         113,028
    Number of shares used to calculate diluted E.P.S.  100,380         113,211       100,953         113,804

NOTE O: LONG TERM DEBT
Long term debt, as shown in the accompanying consolidated balance sheets, consists of the following:

                                                   September 30,  December 31,
                                                           1998          1997
                                                           ----          ----
Subordinated notes, 6 5/8% due November 15, 2005..   $100,000      $100,000
Capital securities, as described below............    100,000       100,000
                                                     --------      --------
Total long term debt..............................   $200,000      $200,000
                                                     ========      ========

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

OLD KENT FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued (Unaudited) September 30, 1998

On January 31, 1997, the Trust sold Floating Rate Subordinated Capital Income Securities ("Preferred Securities") having an aggregate liquidation amount of $100 million to investors and issued Common Capital Securities ("Common Securities") having an aggregate liquidation amount of $3,092,784 to Old Kent. All of the proceeds from sale of Preferred Securities and Common Securities were invested in the Debenture. Preferred Securities and Common Securities represent undivided beneficial interests in the Debenture, which is the sole asset of the Trust. Holders of Preferred Securities and Common Securities are entitled to receive distributions from the Trust on terms which correspond to the interest and principal payments due on the Debenture. Payment of distributions by the Trust and payments on liquidation of the Trust or redemption of Preferred Securities are guaranteed by Old Kent to the extent the Trust has funds available (the "Guarantee"). Old Kent's obligations under the Guarantee, taken together with its obligations under the Debenture, the Indenture, the applicable Declaration of Trust and Old Kent's agreement to pay all fees and expenses related to the trust and all ongoing costs, expenses and liabilities of the Trust for so long as the trust holds the Debenture, constitute a full and unconditional guarantee of all of the Trust's obligations under the Preferred Securities issued by the Trust. Because the Common Securities held by Old Kent represent all of the outstanding voting securities of the Trust (in the absence of a default or other specified event), the Trust is considered to be a wholly owned subsidiary of Old Kent for reporting purposes and its accounts are reflected in the consolidated financial statements of Old Kent.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of certain significant factors which have affected Old Kent's financial condition and results of operations during the periods included in the consolidated financial statements included in this filing. Old Kent's Form 10-Q for the quarterly period ended June 30, 1998, is here incorporated by reference.

RESULTS OF OPERATIONS
Old Kent's net income was $49.7 million for the third quarter of 1998 compared to $43.5 million for the same period in 1997. Third quarter diluted earnings per share was $.53, a 23.3% increase over last years $.43. For the nine month period ended September 30, 1998, net income was $145.9 million compared to $137.3 million a year ago and diluted earnings per share was $1.52, an 11.8% increase over last year's $1.36.

Total assets were $13.7 billion at quarter-end compared to $13.8 billion at December 31, 1997. Return on average equity for the third quarter of 1998 was 20.72% compared to 16.62% for the third quarter of 1997. Return on average assets was 1.45% for the third quarter of 1998 compared to 1.29% for the third quarter of 1997.

Old Kent's net interest income for the third quarter of 1998 was $130.9 million, a 1.4% decrease from the $132.8 million recorded in the same period of 1997. For the third quarter of 1998, the net interest margin was 4.20% compared to 4.31% a year ago. The decrease in the net interest margin was primarily due to a decrease in total loans, a generally lower interest rate environment and repurchases of common stock.

The provision for credit losses was $7.5 million in the third quarter of 1998 and $11.6 million in the third quarter of 1997. Net credit losses were $7.1 million or .35% of average loans for the third quarter of 1998 compared to $11.3 million or .54% of average loans for the same period a year ago. The decrease was primarily due to lower net charge offs in the consumer lending portfolio, which includes the effect of the June 1997, sale of the $266 million credit card portfolio. The allowance for credit losses as a percent of loans and leases outstanding was 2.01% at September 30, 1998, and 1.86% at December 31, 1997. Impaired loans as a percent of total loans was .65% at September 30, 1998, and .65% at December 31, 1997.

Total other operating income, excluding securities transactions and other nonrecurring income, increased 28.1% or $19.3 million during the third quarter of 1998 over the same period a year ago. The mortgage banking business contributed $14.1 million of this increase, primarily as a result of growth and expansion of Old Kent Mortgage Company, along with a generally favorable economy and lower interest rates. Amortization of mortgage servicing rights and direct costs exceeded gross mortgage servicing revenue by $9.9 million for the year to date 1998 period primarily due to higher amortization resulting from increased mortgage loan prepayments associated with the low interest rate environment. Investment management and trust revenues increased 17.3% or $2.3 million and service charges on deposits increased 11.4% or $1.4 million. All other service charges and fees increased $1.5 million over the same period a year ago.

Old Kent sold approximately $3.1 billion of residential mortgage loans during the quarter. Old Kent's residential third party mortgage servicing portfolio was $13.7 billion at September 30, 1998, and $11.8 billion at December 31, 1997.

Total net securities gains for the third quarter of 1998 were $320,000, compared to gains of $17,000 for the same period of 1997.

As discussed in Note M to the accompanying consolidated financial statements, Old Kent has completed its acquisition of First Evergreen Corporation as of October 1, 1998. During the fourth quarter 1998, the Corporation expects to recognize, as other expense, one-time restructuring, credit loss provision and other merger related costs of approximately $28.5 million, on a pre-tax basis.

Total operating expenses for the third quarter of 1998 increased $13.0 million, or 10.5%, over the same period in 1997. This reflects the impact of increased staffing, as shown in the table below. Salaries, wages and employee benefits increased $5.2 million or 8.0% for the third quarter of 1998 over the third quarter of 1997. The number of full-time equivalent employees increased by 452 over a year ago, to 6,722 at September 30, 1998.

                                         September 30,
                                       ----------------
                                         1998     1997   Change
                                         ----     ----   ------
Full-time equivalent staff:
       Banking units                    4,167    4,499    (332)
       Mortgage banking                 2,227    1,509     718
       Insurance, leasing & brokerage     328      262      66
                                        -----    -----     ---
       Total                            6,722    6,270     452
                                        =====    =====     ===

During the third quarter of 1998 compared to the same period a year ago, occupancy expenses increased 6.9%, and equipment expenses increased 5.3%. Other operating expenses increased by 14.3% or $6.0 million over the prior year.

YEAR 2000 READINESS DISCLOSURE
The Corporation is currently in the process of addressing a significant issue facing all users of automated information systems. The problem is that many computer systems that process transactions based on two digits representing the year of transaction may recognize a date using "00" as the year 1900 rather than the year 2000. The problem could affect a wide variety of automated information systems, such as mainframe applications, personal computers and communication systems, in the form of software failure, errors or miscalculations. By nature, the banking and financial services industries are highly dependent upon computer systems because of significant transaction volumes and a date dependency for interest measurements on financial instruments such as loans and deposits.

The Corporation initiated its Year 2000 analysis in early 1995. The assessment included an inventory of software applications, communications with third party vendors and suppliers, and certification of compliance from third party providers. The Corporation has a comprehensive written plan which is regularly updated and monitored by technical and non-technical management and personnel. Plan status is regularly reviewed by management of the Corporation and reported upon to the Board of Directors.

The Corporation utilizes host vendor supplied software packages for its mission critical applications. All mainframe vendor systems have been certified as being Year 2000 compliant with the current releases to be installed and tested for all applications completed by December 31, 1998. In addition, the Corporation has acquired testing tools to be used during a second phase of testing. During this phase, which will occur during the first half of 1999, system dates will be reset and validation will take place in an integrated testing environment.

In a worst case scenario, testing of the remediated systems could yield a failure when processing data beyond 12/31/99. However, management believes this to be a remote possibility since initial testing has yielded no issues of significant consequence. In addition, the second phase of testing is expected to allow adequate time to address any issues which are identified. The Corporation is also updating its business resumption plans to include contingency actions for any year 2000 issues. With these measures in place, the Corporation expects no materially adverse failures in its data processing systems as a result of the century change.

Diagnosis, reprogramming and other remedies are expected to result in expenditures of approximately $12 million, over the two years ended
December 31, 1999. For the nine months ended September 30, 1998, approximately $7.2 million of these expenses were expensed as incurred by Old Kent. As of September 30, 1998, Old Kent's management believes that renovation is more than 75% complete; that all "critical" software components expected to be needed to accommodate the year 2000 conversion had been acquired, but that installation and testing will still be required.

In addition to reviewing its own computer operating systems and applications, the Corporation has initiated formal communications with its significant suppliers (operating risk) and large customers (credit risk) to determine the extent to which Old Kent is vulnerable to those third parties' failures to resolve their own Year 2000 issues. There is no assurance that the systems of other companies on which the Corporation's systems rely will be timely converted. If such modifications and conversions are not made, or are not completed timely, the Year 2000 issue could have an adverse impact on the operations of the Corporation. Contingency plans for each line of business are being developed.

This Year 2000 Readiness Disclosure is based upon and partially repeats information provided by Old Kent's outside consultants, vendors and others regarding the Year 2000 readiness of Old Kent and its customers, vendors and other parties. Although the company believes this information to be accurate, it has not in each case independently verified such information.

The Year 2000 statement contained in this report and in other reports, registration statements and materials filed with the Securities and Exchange Commission by Old Kent are "Year 2000 Readiness Disclosures" under the Year 2000 Information and Readiness Disclosure Act. The Year 2000 disclosures contained in or incorporated by reference in each of the following previous filings of Old Kent are filed as exhibits to this report and here incorporated by reference: 1997 Annual Report; Form 10-K for the year ended December 31, 1997; Form 10-Q quarterly reports for quarters ended September 30, 1997,
March 31, 1998, and June 30, 1998. Each of those Year 2000 Readiness Disclosures is updated by the discussion in this report.

BALANCE SHEET CHANGES
Total interest-earning assets decreased 1.1% or $141 million from December 31, 1997. Total securities decreased $75 million since year-end 1997. Mortgages held-for-sale increased 19.4% or $247 million. This increase was largely due to a favorable refinancing environment coupled with growth and expansion of Old Kent Mortgage Company. Other interest earning assets decreased $33 million since year end 1997.

Loans decreased $279 million since year end 1997. This decrease was the result of residential mortgage loan runoff and the implementation of strategies aimed at improving profitability by exiting or altering certain consumer lending activities.

Total deposits increased $196 million or 1.9% from year-end 1997; noninterest bearing deposits increased 3.0% or $50 million and interest-bearing deposits increased 1.7% or $146 million. Other borrowed funds decreased $206 million or 9.9% from December 31, 1997.

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

During the third quarter, 1998, Old Kent filed a $250 million shelf registration to issue common stock, preferred stock, depositary shares, debt securities and warrants. In addition, Old Kent filed a shelf registration to issue an additional $200 million of trust preferred securities. The proceeds of any issuance will be for general corporate purposes, which include reducing short-term debt and repurchasing common stock.

At September 30, 1998, shareholders' equity was $971 million compared to $1,027 million at December 31, 1997. The changes in total shareholders' equity and book value per common share are summarized in the tables below.

                                              Total Share-
                                            holders' Equity    Book Value Per
                                             (in millions)      Common Share
                                             -------------     --------------
Balance, December 31, 1997                     $1,027.5            $10.54
Net income for the nine months ended
       September 30, 1998                         145.9              1.52
Cash dividends paid                               (49.9)             (.52)
Net change in valuation adjustment of
       securities available-for-sale               18.0               .19
Stock repurchases (net of stock issued)          (172.2)            (1.31)
Other                                               1.8               .02
                                               --------            ------
Balance, September 30, 1998                    $  971.1             10.44
                                               ========            ======

As shown in the table below, the Corporation repurchased approximately 1.3 million shares of its common stock during the three months ended September 30, 1998. These shares were repurchased pursuant to previously announced authorizations by Old Kent's board of directors. The repurchase of these shares had a beneficial effect on earnings per common share and return on average equity for the three month period ended September 30, 1998.

During June 1998, Old Kent completed a 6.0 million share stock repurchase program pursuant to a June 1997 authorization.

Old Kent Common Stock repurchased and reserved for future reissuance in connection with:

                                                        Dividend
                                                      Reinvestment    General
                                             Stock    and Employee   Corporate
                                 Total     Dividends   Stock Plans    Purposes
                               ---------   ---------  ------------   ---------
SHARES RESERVED AT 6/30/98     1,812,743     250,000    1,300,000     262,743
Shares repurchased             1,269,833   1,005,556       37,477     226,800
Shares reissued                  (93,033)     44,444     (137,477)          0
                               ---------   ---------    ---------     -------
SHARES RESERVED AT 9/30/98     2,989,543   1,300,000    1,200,000     489,543
                               =========   =========    =========     =======

For a number of years, Old Kent has been authorized by its board of directors to repurchase shares in connection with the Corporation's Dividend Reinvestment and Employee Stock Plans, and on a quarterly basis has systematically maintained a level of shares equivalent to permissible needs.

At September 30, 1998, Old Kent held 2,989,543 shares of its common stock reserved for reissuance as detailed in the table above. These shares were repurchased under June 1998 and 1997 board of directors authorizations allowing management to repurchase up to 6 million shares (under each authorization) of Old Kent Common Stock intended for future reissuance in connection with stock dividends, dividend reinvestment and employee stock plans, and other corporate purposes. Under the most recent (June 1998) authorization, approximately 5.2 million of the total 6.0 million shares authorized are intended for anticipated future stock dividends. Management intends that this number of shares would be repurchased prior to August 1999 in a systematic pattern (on a quarterly ratable basis) of open market and privately negotiated transactions. The remaining .8 million shares of the authorization are intended for reissue in connection with the Corporation's dividend reinvestment and employee stock plans, as well as other unspecified corporate purposes such as business acquisitions accounted for as purchases.

Total equity at September 30, 1998, was increased by an after-tax unrealized gain of $19.6 million on securities available-for-sale. Shareholders' equity as a percentage of total assets as of September 30, 1998, was 7.09%.

The following table represents the Registrant's consolidated regulatory capital position as of September 30, 1998:

Regulatory capital at September 30, 1998
(in millions)                                        Tier 1        Total
                                        Leverage   Risk-Based   Risk-Based
                                          Ratio     Capital      Capital
                                        --------   ----------   ----------
Actual capital                           $931.9      $931.9      $1,162.8
Required minimum regulatory  capital      406.5       419.5         839.1
Capital in excess of requirements        $525.4      $512.4      $  323.7
Actual ratio                               6.88%      8.89%         11.09%
Regulatory Minimum Ratio                   3.00%      4.00%          8.00%
Ratio considered "well capitalized"
      by regulatory agencies               5.00%      6.00%         10.00%

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The information concerning quantitative and qualitative disclosures about market risk contained and incorporated by reference in Item 7A of the Corporation's Form 10-K Annual Report for its fiscal year ended December 31, 1997, is here incorporated by reference.

Old Kent faces market risk to the extent that both earnings and the fair values of its financial instruments are affected by changes in interest rates. The Corporation manages this risk with three tools: static GAP analysis, simulation modeling, and economic value of equity estimation. Throughout the first nine months of 1998, the results of these three measurement techniques were within the Corporation's policy guidelines. The Corporation does not believe that there has been a material change in the Corporation's primary market risk exposures, including the categories of market risk to which the Corporation is exposed and the particular markets that present the primary risk of loss to the Corporation. As of the date of this Form 10-Q Quarterly Report, the Corporation does not know of or expect there to be any material change in the general nature of its primary market risk exposure in the near term.

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

The Corporation's market risk exposure is mainly comprised of its vulnerability to interest rate risk. Prevailing interest rates and interest rate relationships are primarily determined by market factors which are outside of Old Kent's control. All information provided in response to this item consists of forward looking statements. Reference is made to the section captioned "Forward-Looking Statements" at the beginning of this Form 10-Q Quarterly Report for a discussion of the limitations on Old Kent's responsibility for such statements. In this discussion, "near term" means a period of one year following the date of the most recent balance sheet contained in this report.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Old Kent's subsidiaries are parties, as plaintiff or defendant, to a number of legal proceedings. Except as described below, all of these proceedings are considered to be ordinary routine litigation incidental to their business, and none is considered to be a material pending legal proceeding.

Old Kent has previously reported that Old Kent Bank was named, among other defendants, in a lawsuit filed by Grow Group, Inc. in 1994 pending in the United States District Court for the Western District of Michigan. The case against Old Kent Bank was voluntarily dismissed on October 8, 1998.

Item 5.  Other Information

On November 2, 1998, Old Kent announced that it had applied for listing of its Common Stock for trading on the New York Stock Exchange. Old Kent's press release dated November 2, 1998, is filed as Exhibit 99 to this report, and is incorporated herein by reference.

Item 6.   Exhibits and Reports on Form 8-K

           (a)  The following exhibits are filed as part of this report:

           NUMBER                EXHIBIT

              12                 Ratio of Earnings to Fixed Charges
              27                 Financial Data Schedule
              99.1               Press Release
              99.2               Prior Year 2000 Disclosures

           (b) The following reports on Form 8-K were filed during the third quarter of 1998:

                DATE OF EVENT       ITEM           FINANCIAL STATEMENTS
                REPORTED            REPORTED       FILED
                July 16, 1998       5, 7           na

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              OLD KENT FINANCIAL CORPORATION




Date:  November 13, 1998      /s/David J. Wagner
                                 David J. Wagner
                                 Chairman of the Board, President and
                                 Chief Executive Officer




Date:  November 13, 1998      /s/Robert H. Warrington
                                 Robert H. Warrington
                                 Vice Chairman of the Board and
                                 Chief Financial Officer

                        EXHIBIT INDEX


          12    Ratio of Earnings to Fixed Charges
          27    Financial Data Schedule
          99.1  Press Release
          99.2  Prior Year 2000 Disclosures