Form 10-K405
period 1998-12-31
OLD KENT FINANCIAL CORP /MI/
filed 1999-03-16
CIK 746969

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                           -------------------------

                                   FORM 10-K
                 FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
          SECTIONS 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

[X]              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                     TO
                               -------------------    -------------------

COMMISSION FILE NUMBER: 0-14591

                         OLD KENT FINANCIAL CORPORATION
             (Exact Name of Registrant as Specified in its Charter)

                MICHIGAN                                38-1986608
        (State of Incorporation)            (I.R.S. Employer Identification No.)

         111 LYON STREET N.W.
        GRAND RAPIDS, MICHIGAN                         49503
(Address of Principal Executive Offices)            (Zip Code)

Registrant's Telephone Number, Including Area Code: (616) 771-5000

Securities registered pursuant to Section 12(b) of the Securities Exchange Act:

     Title of Each Class          Name of Each Exchange on Which Registered
     -------------------          -----------------------------------------
 COMMON STOCK, $1 PAR VALUE              NEW YORK STOCK EXCHANGE

Securities registered pursuant to Section 12(g) of the Act: NONE

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X       No
     ---         ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant based on the closing price on the New York Stock Exchange on February 19, 1999: $4,221,752,310.

     Number of shares outstanding of the registrant's Common Stock, $1.00 par value, as of February 19, 1999: 103,990,035.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's annual report to shareholders for the year ended December 31, 1998, are incorporated by reference in Part I and Part II.

     Portions of the registrant's proxy statement for its April 19, 1999, annual meeting of shareholders are incorporated by reference in Part II and Part III.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

FORWARD-LOOKING STATEMENTS

     This Form 10-K Annual Report and the documents incorporated in this report by reference contain forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates, and projections about the financial services industry, the economy, and about Old Kent Financial Corporation ("Old Kent") itself. Words such as "anticipates", "believes", "estimates", "expects", "forecasts", "intends", "is likely", "plans", "projects", variations of such words and similar expressions are intended to identify such forward-looking statements. Assessments that Old Kent is Year 2000 "compliant" are necessarily statements of belief as to the outcome of future events, based in part on information provided by vendors and others that Old Kent has not independently verified. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict with regard to timing, extent, likelihood, and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed, implied, or forecasted in such forward-looking statements. Future factors that could cause a difference between an ultimate actual outcome and a preceding forward-looking statement include changes in interest rates and interest rate relationships; demand for products and services; the degree of competition by traditional and non-traditional competitors; changes in banking regulations; changes in tax laws; changes in prices, levies, and assessments; the impact of technological advances; governmental and regulatory policy changes; the outcomes of pending and future litigation and contingencies; trends in customer behaviors as well as their ability to repay loans; the ability of the companies on which Old Kent relies to make their computer systems Year 2000 compliant; the ability to locate and convert all relevant computer codes and data; the vicissitudes of the national economy; the possibility that expected cost savings from mergers might not be fully realized within the expected time frame; and similar uncertainties. Old Kent undertakes no obligation to update, amend or clarify forward-looking statements, whether as a result of new information, future events, or otherwise.

ITEM 1. BUSINESS.

     Old Kent is a financial services organization that operates as a bank holding company headquartered in Grand Rapids, Michigan. Its principal banking subsidiary, Old Kent Bank, serves more than 100 communities in Michigan and Illinois with 235 banking offices. In addition, Old Kent Bank has one banking office in Elkhart, Indiana. Old Kent Bank engages in commercial and retail banking and provides trust and other financial services. Approximately 86% of Old Kent's deposits and 74% of Old Kent's loans are associated with banking offices serving the lower peninsula of Michigan. The balance of banking assets are associated with offices serving northeastern Illinois as well as Indiana. Old Kent mortgage companies operate 143 offices located in 32 states.

     The services offered by Old Kent's subsidiaries cover a wide range of banking, fiduciary and other financial services. These include commercial, mortgage, and retail loans, business and personal checking accounts, savings and retirement accounts, time deposit instruments, ATMs, debit cards and other electronically accessed banking services, money transfer services, safe deposit facilities, cash management, real estate and lease financing, international banking services, investment management and trust services, personal investment and related advisory services, brokerage and investment advisory services, and access to insurance products.

     During 1997 and continuing through 1998, Old Kent has strategically aligned its operations into six lines of business: Corporate Banking, Retail Banking, Community Banking, Investment and Insurance Services, Mortgage Banking and Treasury.

     Corporate Banking is comprised of loans, deposits and other services for larger corporate customers in metropolitan markets.

     Retail Banking is comprised of loans, deposits and other services for consumers in metropolitan markets.

     Community Banking is comprised of loans, deposits and other services for all customers in smaller communities.

     Investment and Insurance Services is comprised of investment management, trust, brokerage, and insurance services in all markets, as well as loans, deposits and other services for private banking and small business customers in metropolitan markets.

     Mortgage Banking is comprised of origination and acquisition, sale and servicing of residential mortgages on a nationwide basis.

     Treasury is comprised of investment portfolio and funds management activities.

     The principal sources of revenues for Old Kent are interest and fees on loans, principally originated by Corporate Banking, Retail Banking, Community Banking and Mortgage Banking lines of business. Interest and fees on loans accounted for 52% of total revenues in 1998, 57% in 1997 and 59% in 1996. With the exception of the Mortgage Banking line of business which operates 143 offices in 32 states, approximately 74% of deposits and 86% of total loans at December 31, 1998, were associated with these business lines serving the lower peninsula of the State of Michigan.

     Interest on securities, attributable to the Treasury line of business, is also a significant source of revenue accounting for 16% of total revenues in 1998, 18% in 1997 and 21% in 1996.

     Investment and Insurance Services generates revenues primarily from fees and commissions on various investment products within investment management and trust, brokerage and insurance activities. These accounted for 9.3%, 8.2% and 7.9% of total revenues in 1998, 1997 and 1996 respectively. This business line primarily services customers in the lower peninsula of the State of Michigan.

     Further information about Old Kent's business segments is set forth in Note 17 to the Financial Statements included in Old Kent's Annual Report to Shareholders for the year ended December 31, 1998, and is incorporated here by reference.

     Old Kent has had no foreign loans or hedge fund investments at any time during the last five years. The foreign activities of Old Kent primarily involve time deposits with banks, and placements and exchange transactions for domestic customers of the banks. These activities were not material to Old Kent's financial condition or results of operations.

     As of December 31, 1998, Old Kent conducted the business of banking through the following bank subsidiaries:

                 BANK                          MAIN OFFICE         ASSETS         DEPOSITS          LOANS
                 ----                          -----------         ------         --------          -----
                                                                                (IN MILLIONS)
Old Kent Bank                                Grand Rapids, MI      $16,578         $13,220         $ 8,562
Old Kent Bank, National Association          Jonesville, MI            117              94              97

     Old Kent also conducted business activities closely related to the business of banking through the following direct and indirect nonbank subsidiaries as of December 31, 1998:

               SUBSIDIARY                       BUSINESS ACTIVITY        STATES WHERE OFFICES ARE LOCATED
               ----------                       -----------------        --------------------------------
Old Kent Brokerage Services, Inc.              Full service              Michigan, Illinois
                                               brokerage services
Old Kent Financial Life Insurance Company      Credit life and           Michigan
                                               disability insurance
Old Kent Insurance Group, Inc.                 Insurance agency          Michigan
Old Kent Mortgage Company                      Mortgage company          Offices in 32 states
Old Kent Mortgage Services, Inc.               Mortgage servicing        Michigan
Vanguard Financial Service Corp.               Leasing                   Illinois, Michigan
National Pacific Mortgage Corporation          Mortgage company          California, Arizona, Hawaii,
                                                                         Oregon
Republic Mortgage Corp.                        Mortgage company          Utah, Colorado, Idaho, Nevada,
                                                                         New Mexico, Washington, Oregon
Lyon Street Asset Management Company           Investment advisor        Michigan

RECENT DEVELOPMENTS

     On February 24, 1999, Old Kent entered into an Agreement and Plan of Merger with CFSB Bancorp, Inc., a Delaware corporation ("CFSB"), pursuant to which CFSB will merge with and into Old Kent (the "Merger"). As a result of the Merger, each outstanding share of CFSB's common stock, par value $0.01 per share will be converted into the right to receive 0.6222 shares of Old Kent common stock. The Merger is conditioned upon, among other things, approval by holders of a majority of CFSB common stock and the receipt of certain regulatory and governmental approvals. It is anticipated that the Merger will be treated as a pooling-of-interests for accounting and financial reporting purposes. As of December 31, 1998, CFSB had (on a consolidated basis) assets totaling approximately $880 million and deposits of approximately $587 million. CFSB provides banking services in the greater Lansing, Michigan area through 16 offices in Ingham, Clinton, Eaton, and Ionia counties.

     Effective October 1, 1998, Old Kent acquired First Evergreen Corporation, a bank holding company ("First Evergreen") and its wholly owned subsidiary, First National Bank of Evergreen Park. Approximately 12.8 million shares of Old Kent common stock were issued in the merger. The acquisition was effected by a merger of First Evergreen with and into Old Kent. The transaction was accounted for as a pooling-of-interests for financial reporting and accounting purposes. As of September 30, 1998, First Evergreen had (on a consolidated basis) assets totaling approximately $1.9 billion and deposits of approximately $1.7 billion. The principal market for the financial services offered by First Evergreen was metropolitan Chicago, Illinois. During December 1998, First National Bank of Evergreen Park was merged with and into Old Kent Bank.

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

     The nature of the business of Old Kent's subsidiaries is such that they hold title, on a temporary or permanent basis, to a number of parcels of real property. These include property owned for branch offices and other business purposes as well as properties taken in or in lieu of foreclosure to satisfy loans in default. Under current state and federal laws, present and past owners of real property are potentially exposed to liability for the cost of clean up or containment of contamination on or originating from those properties. These liabilities can be material and can exceed the value of the contaminated property.

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

     Michigan permits both U.S. and non-U.S. banks to establish branch offices in Michigan. The Michigan Banking Code permits, in appropriate circumstances and with the approval of the Commissioner, (1) acquisition of Michigan banks by FDIC-insured banks, savings banks or savings and loan associations located in other states, (2) sale by a Michigan bank of branches to an FDIC-insured bank, savings bank or savings and loan association located in a state in which a Michigan bank could purchase branches of the purchasing entity, (3) consolidation of Michigan banks and FDIC-insured banks, savings banks or savings and loan associations located in other states having laws permitting such consolidation, (4) establishment of branches in Michigan by FDIC-insured banks located in other states, the District of Columbia or U.S. territories or protectorates having laws permitting a Michigan bank to establish a branch in such jurisdiction, and (5) establishment by foreign banks of branches located in Michigan.

INVESTMENT ACTIVITIES

     As detailed below in the "Investment Portfolio" table, Old Kent derives a significant amount of income from its investment security portfolio, which is composed of five general categories of securities: (1) U.S. Treasury and federal agency securities; (2) collateralized mortgage obligations ("CMOs"); (3) mortgage-backed pass-through securities ("MBSs"); (4) municipal bonds; and (5) other securities.

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

     CMOs are securities that are collateralized by either whole loan mortgages or mortgage pass-through securities. CMOs are issued by federal agencies as well as private entities. The return on these investments is realized through regular receipt of interest on the outstanding principal amount at a predetermined rate, combined with any accretion of discount or amortization of premium. Principal is returned according to a predetermined payout sequence for the various pieces, or "tranches," of the CMO according to the terms of the obligation, as regular payments and prepayments are made on the underlying mortgages. The timing and regularity of these principal receipts may vary over the term of the security. The variability of these principal payments may affect reported yields as the recognition of purchase premium or discount must be adjusted to match the timing of the prepaid principal.

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

     As of December 31, 1998, Old Kent had not identified any securities as being "high risk" as defined by the FFIEC Supervisory Policy Statement on Securities Activities.

EMPLOYEES

     In the aggregate, Old Kent and its subsidiaries had 7,457 employees (on a full time equivalent basis) at December 31, 1998. Old Kent and its subsidiaries are equal opportunity employers whose affirmative action programs comply with applicable federal laws and executive orders.

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

                                                                ANNUAL REPORT
                                                                    PAGES
                                                                -------------
MD&A
     Average Consolidated Balance Sheets                            S-13
     Net Interest Income                                         S-9 - S-12
     Loan Portfolio                                              S-14 - S-15
     Nonperforming Assets                                           S-19
     Provision for Credit Losses                                 S-16 - S-19

SELECTED FINANCIAL DATA
     Dividend payout ratio                                           S-3
     Return on average total equity                                  S-3
     Return on average assets                                        S-3
     Average equity to average assets                                S-3

FINANCIAL STATEMENTS
     Note 6. Loans and Nonperforming Assets                      S-51 - S-52
     Note 17. Reportable Operating Segments                      S-61 - S-62

INVESTMENT PORTFOLIO

     The following table summarizes Old Kent's securities classified as available-for-sale at December 31, 1998, 1997, and 1996. Securities available-for-sale are carried on the balance sheet at their estimated fair market values, with corresponding valuation adjustments included as a component of shareholders' equity.

                                                                     GROSS         GROSS       ESTIMATED
                                                     AMORTIZED     UNREALIZED    UNREALIZED      MARKET
                                                        COST         GAINS         LOSSES        VALUE
                                                     ---------     ----------    ----------    ---------
                                                                        (IN THOUSANDS)
December 31, 1998
U.S. Treasury and federal agency securities          $  726,839     $21,576       $    42      $  748,373
Collateralized mortgage obligations:
  U.S. Government issued                              1,301,667       8,661         1,817       1,308,511
  Privately issued                                      365,343       2,055           902         366,496
Mortgage-backed pass-through securities                 143,449       1,230           564         144,115
Other securities                                        198,003       1,659           461         199,201
                                                     ----------     -------       -------      ----------
     Total                                           $2,735,301     $35,181       $ 3,786      $2,766,696
                                                     ==========     =======       =======      ==========
December 31, 1997
U.S. Treasury and federal agency securities          $  663,772     $ 2,186       $ 2,465      $  663,493
Collateralized mortgage obligations:
  U.S. Government issued                              1,030,220       5,830         2,337       1,033,713
  Privately issued                                      237,363       1,066         2,688         235,741
Mortgage-backed pass-through securities                 134,127         280           135         134,272
Other securities                                        118,909         205            --         119,114
                                                     ----------     -------       -------      ----------
     Total                                           $2,184,391     $ 9,567       $ 7,625      $2,186,333
                                                     ==========     =======       =======      ==========
December 31, 1996
U.S. Treasury and federal agency securities          $1,312,429     $   298       $ 9,920      $1,302,807
Collateralized mortgage obligations:
  U.S. Government issued                                419,499         433         3,064         416,868
  Privately issued                                      189,347         465         4,277         185,535
Mortgage-backed pass-through securities                  72,452          46         1,179          71,319
Other securities                                         61,294          --            --          61,294
                                                     ----------     -------       -------      ----------
     Total                                           $2,055,021     $ 1,242       $18,440      $2,037,823
                                                     ==========     =======       =======      ==========

     The following table summarizes Old Kent's securities classified as held-to-maturity at December 31, 1998, 1997, and 1996. Securities held-to-maturity are carried on the balance sheet at their amortized cost.

                                                                     GROSS         GROSS       ESTIMATED
                                                     AMORTIZED     UNREALIZED    UNREALIZED      MARKET
                                                        COST         GAINS         LOSSES        VALUE
                                                     ---------     ----------    ----------    ---------
                                                                        (IN THOUSANDS)
December 31, 1998
U.S. Treasury and federal agency securities          $  182,364     $ 2,406       $    33      $  184,737
Collateralized mortgage obligations:
  U.S. Government issued                                 65,647          77           240          65,484
  Privately issued                                       26,210          --           106          26,104
Mortgage-backed pass-through securities                  88,512       1,974            93          90,393
State and political subdivision securities              440,077      16,347           467         455,957
Other securities                                            935          --            --             935
                                                     ----------     -------       -------      ----------
     Total                                           $  803,745     $20,804       $   939      $  823,610
                                                     ==========     =======       =======      ==========
December 31, 1997
U.S. Treasury and federal agency securities          $  466,989     $ 8,217       $   187      $  475,019
Collateralized mortgage obligations:
  U.S. Government issued                                634,597       1,636         4,738         631,495
  Privately issued                                      126,492         428           992         125,928
Mortgage-backed pass-through securities                 191,113       1,958         1,634         191,437
State and political subdivision securities              323,551      13,619         1,482         335,688
Other securities                                          7,265          --            --           7,265
                                                     ----------     -------       -------      ----------
     Total                                           $1,750,007     $25,858       $ 9,033      $1,766,832
                                                     ==========     =======       =======      ==========
December 31, 1996
U.S. Treasury and federal agency securities          $  542,686     $ 9,237       $ 1,031      $  550,892
Collateralized mortgage obligations:
  U.S. Government issued                                640,524       2,710         4,118         639,116
  Privately issued                                      173,396          --         1,885         171,511
Mortgage-backed pass-through securities                 206,597       3,161         1,944         207,814
State and political subdivision securities              329,949      12,156         1,535         340,570
Other securities                                          1,385          --            --           1,385
                                                     ----------     -------       -------      ----------
     Total                                           $1,894,537     $27,264       $10,513      $1,911,288
                                                     ==========     =======       =======      ==========

     The following table shows, by class of maturities as of December 31, 1998, the amounts and weighted average yields of securities available-for-sale and securities held-to-maturity on the basis of amortized cost:

                                                                   MATURING
                            ---------------------------------------------------------------------------------------
                                                    AFTER ONE BUT           AFTER FIVE BUT
                            WITHIN ONE YEAR       WITHIN FIVE YEARS        WITHIN TEN YEARS        AFTER TEN YEARS
                            ----------------      ------------------      -------------------      ----------------
                             AMOUNT    YIELD       AMOUNT     YIELD        AMOUNT       YIELD       AMOUNT    YIELD
                             ------    -----       ------     -----        ------       -----       ------    -----
                                                            (DOLLARS IN THOUSANDS)
U.S. Treasury and other
  U.S. government agencies
  and corporations          $188,298   7.16%      $492,317    5.86%       $203,923      6.55%      $ 24,665   6.70%
States and other political
  subdivisions                30,602   5.42        129,794     5.43        128,275      5.18        151,406   4.84
Other Securities                  --     --         50,000     6.72          7,555      6.36        141,383   7.99
                            --------   ----       --------     ----       --------      ----       --------   ----
     Total                  $218,900   6.92%      $672,111    5.84%       $339,753      6.03%      $317,454   6.39%
                            ========   ====       ========    =====       ========      ====       ========   ====

-------------------------

(1) The effective yields are weighted for the scheduled maturity of each security.

(2) Collateralized mortgage obligations and mortgage-backed securities of $1,990,828, having a weighted average yield of 6.31% at December 31, 1998, are not included in the table shown above.

(3) Weighted average interest rates have been computed on a fully taxable equivalent basis. The rates shown on securities issued by states and political subdivisions have been restated, assuming a 35% tax rate. The amount of the adjustment, due to restating the rates, is as follows:

                                                          TAX-EXEMPT                         RATE OF TAXABLE
                                                             RATE          ADJUSTMENT       EQUIVALENTS BASIS
                                                          ----------       ----------       -----------------
    Under 1 Year                                             5.42%            2.91%               8.33%
    1 to 5 Years                                             5.43             2.93                8.36
    5 to 10 Years                                            5.18             2.79                7.97
    Over 10 Years                                            4.84             2.60                7.44
                                                             ----             ----                ----
    Total                                                    5.15%            2.78%               7.93%
                                                             ====             ====                ====

(4) The aggregate book value of securities of no single issuer except the U.S. Government exceeds 10% of Old Kent's consolidated shareholders' equity.

     The table below identifies the critical characteristics of Old Kent's three classes of mortgage-backed related securities for December 31, 1998, 1997, and 1996.

                                                                              WEIGHTED      ESTIMATED
                                                              AMORTIZED       AVERAGE        AVERAGE
                                                                 COST          YIELD          LIFE*
                                                              ---------       --------      ---------
                                                                          (IN THOUSANDS)
December 31, 1998
Collateralized mortgage obligations:
  U.S. Government issued                                      $1,367,314        6.24%         3.54
  Privately issued                                               391,553        6.32          4.11
Mortgage-backed pass-through securities                          231,961        6.67          4.67
                                                              ----------        ----          ----
     Total                                                    $1,990,828        6.31%         3.78
                                                              ==========        ====          ====
December 31, 1997
Collateralized mortgage obligations:
  U.S. Government issued                                      $1,664,817        6.57%          3.3
  Privately issued                                               363,855        6.55           3.3
Mortgage-backed pass-through securities                          325,240        6.17           4.2
                                                              ----------        ----          ----
     Total                                                    $2,353,912        6.51%          3.4
                                                              ==========        ====          ====
December 31, 1996
Collateralized mortgage obligations:
  U.S. Government issued                                      $1,060,023        6.43%          2.9
  Privately issued                                               362,743        6.47           3.1
Mortgage-backed pass-through securities                          279,049        6.77           4.0
                                                              ----------        ----          ----
     Total mortgage-backed related securities                 $1,701,815        6.49%          3.1
                                                              ==========        ====          ====

-------------------------
* Estimated average life is the amortization period, in years, used by Old Kent in the preparation of its financial statement.

LOAN PORTFOLIO

     The following table shows the maturity of loans (excluding residential mortgages of 1-4 family residences, consumer loans, credit card loans, and lease financing) outstanding at December 31, 1998. Also provided are the amounts due after one year classified according to their sensitivity to changes in interest rates.

                                                      DUE IN ONE            DUE IN ONE            DUE AFTER
                                                     YEAR OR LESS          TO FIVE YEARS          FIVE YEARS
                                                     ------------          -------------          ----------
                                                                    (IN THOUSANDS OF DOLLARS)
Commercial, financial and agricultural                $1,631,933            $  942,474             $153,485
Real estate-commercial(1)                                437,746             1,231,353              251,008
Real estate-construction                                 312,435               233,634              147,889
                                                      ----------            ----------             --------
     Total                                            $2,382,114            $2,407,461             $552,382
                                                      ==========            ==========             ========
Loans due after one year:
  With fixed rates                                                          $1,571,182             $371,172
  With floating rates                                                          836,279              181,210
                                                                            ----------             --------
     Total                                                                  $2,407,461             $552,382
                                                                            ==========             ========

-------------------------
(1) Includes real estate commercial loans secured by 1-4 family residences.

     Old Kent had no significant foreign outstandings at the end of any of the last three years.

DEPOSITS

     The daily average amounts of deposits and rates paid on such deposits for the periods indicated are:

                                                         YEARS ENDED DECEMBER 31,
                                  ----------------------------------------------------------------------
                                          1998                     1997                     1996
                                  --------------------      -------------------      -------------------
                                    AMOUNT       RATE         AMOUNT       RATE        AMOUNT       RATE
                                    ------       ----         ------       ----        ------       ----
                                                          (DOLLARS IN THOUSANDS)
In Domestic Offices:
  Non-interest-bearing demand
     deposits                     $ 1,888,104               $ 1,686,796              $ 1,574,090
  Savings deposits                  4,013,366     2.79%       3,710,473    2.68%       3,712,081    2.72%
  Time deposits                     6,222,757     5.32        6,530,535    5.55        6,095,803    5.66
In Foreign Office:
  Time deposits                        37,384     5.37           38,791    5.45           46,841    5.73
                                  -----------               -----------              -----------
       Total                      $12,161,611               $11,966,595              $11,428,815
                                  ===========               ===========              ===========

     The time remaining until maturity of time deposits of $100,000 or more issued by domestic offices (all of which are time certificates of deposit) at December 31, 1998, is as follows:

                                                                TIME CERTIFICATES
                                                                   OF DEPOSIT
                                                                -----------------
                                                                   (DOLLARS IN
                                                                   THOUSANDS)
3 months or less                                                   $  673,272
Over 3 through 6 months                                               894,614
Over 6 through 12 months                                              554,063
Over 12 months                                                        155,804
                                                                   ----------
     Total                                                         $2,277,753
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

OTHER BORROWED FUNDS

     Other borrowed funds consist of federal funds purchased, securities sold under agreements to repurchase, bank notes, treasury tax, loan and demand notes. The following amounts and rates applied during the last three years:

                              FEDERAL FUNDS PURCHASED AND
                                 SECURITIES SOLD UNDER                                                    FEDERAL HOME LOAN
                               AGREEMENTS TO REPURCHASE:                   BANK NOTES                       BANK ADVANCES
                            --------------------------------    --------------------------------    ------------------------------
                               1998        1997       1996         1998        1997       1996        1998       1997       1996
                               ----        ----       ----         ----        ----       ----        ----       ----       ----
                                 (DOLLARS IN THOUSANDS)              (DOLLARS IN THOUSANDS)             (DOLLARS IN THOUSANDS)

Amounts outstanding at
  year-end                  $1,150,223   $812,975   $499,734    $  250,000   $960,500   $445,000    $525,000   $100,000   $100,000
Average amount outstanding
  during year               $  980,700   $716,754   $534,903    $  722,819   $590,886   $415,410    $189,110   $100,000   $ 43,716
Maximum amount outstanding
  any month-end             $1,259,242   $904,204   $631,046    $1,010,500   $960,500   $495,000    $525,000   $100,000   $100,000
Weighted average interest
  rate at year-end(1)             4.98%      5.80%      5.24%         4.59%      5.88%      6.22%       5.10%      5.75%      5.72%
Weighted average interest
  rate during year(1)             5.46%      4.81%      4.65%         5.70%      6.04%      6.36%       5.51%      5.67%      5.51%


                                       AGGREGATE OTHER
                                        BORROWED FUNDS
                            --------------------------------------
                               1998         1997          1996
                               ----         ----          ----
                                    (DOLLARS IN THOUSANDS)
Amounts outstanding at
  year-end                  $2,061,142   $2,090,095   $  1,252,979
Average amount outstanding
  during year               $2,074,403   $1,581,049   $  1,170,640
Maximum amount outstanding
  any month-end             $2,467,066   $2,090,095   $  1,327,547
Weighted average interest
  rate at year-end(1)             4.80%        5.21%          5.47%
Weighted average interest
  rate during year(1)             5.29%        5.51%          5.49%

-------------------------
(1) The weighted average interest rates are derived by dividing the interest expense for the period by the daily average balance during the period.

ITEM 2. PROPERTIES.

     The executive offices of Old Kent and the main office of Old Kent Bank are located in an office complex in downtown Grand Rapids, Michigan. This complex consists of two interconnected buildings, including a 10-story office building. Approximately 71% of the 305,633 square feet of space in the complex is occupied by Old Kent and Old Kent Bank. The balance is leased to others for terms of varying lengths.

     Old Kent's operations center is housed in two buildings located near Grand Rapids. The two buildings, which have a total of 310,000 square feet, are owned by Old Kent Bank.

     Old Kent's subsidiary banks conducted business from a total of 236 full service banking offices as of December 31, 1998. Of the full service banking offices, 166 are owned by the banks or their subsidiaries, and 70 are leased from various independent parties for various lease terms.

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

SUPPLEMENTAL ITEM. EXECUTIVE OFFICERS OF THE REGISTRANT.

     Old Kent's executive officers are appointed annually by, and serve at the pleasure of, the Old Kent board of directors. Biographical information concerning executive officers as of March 1, 1999, who are not directors or nominated for election to the board of directors is presented below:

     Gary S. Bernard (age 45) has been Senior Vice President (Consumer Lending) of Old Kent Bank since January 1999 and Senior Vice President of Old Kent Bank since August 1998. Prior to that, he was a Managing Associate of Coopers and Lybrand Consulting from 1997 to 1998, a Senior Vice President of Great Western Bank from 1996 to 1997, and a Senior Vice President of Banc One from 1989 to 1996. Mr. Bernard is also a member of Old Kent's Management Group.

     Donald R. Britton (age 55) has been President and Chief Operating Officer of Old Kent Mortgage Company since 1997. He was Executive Vice President of Old Kent Mortgage Company from 1995 to 1997. Prior to that, he was a Senior Vice President of First Fidelity Bank from 1992 to 1995. Mr. Britton is also a member of Old Kent's Management Group.

     Steven D. Crandall (age 46) has been Senior Vice President (Human Resources) of Old Kent since 1997 and Senior Vice President of Old Kent since 1989. Mr. Crandall is also a member of Old Kent's Management Group.

     David A. Dams (age 46) has been Executive Vice President (Corporate Banking) of Old Kent Bank since 1989 and Executive Vice President of Old Kent Bank since 1986. Mr. Dams is also a member of Old Kent's Management Group.

     Gregory K. Daniels (age 46) has been Senior Vice President of Old Kent since 1996 and Chief Information Officer of Old Kent since 1997. Prior to that, he was a Business Unit Executive with IBM. Mr. Daniels is also a member of Old Kent's Management Group.

     Mark F. Furlong (age 41) has been Executive Vice President of Old Kent and Old Kent Bank since October 1998 and Chief Financial Officer of Old Kent Bank since March 1998. He was Senior Vice President of Old Kent Bank from March 1998 to October 1998. Prior to that, he was a First Vice President of H.F. Ahmanson/Home Savings of America. Mr. Furlong is also a member of Old Kent's Senior Policy Committee and Old Kent's Management Group.

     Stanlee P. Greene, Jr. (age 38) has been Senior Vice President (Sales and Marketing) of Old Kent since February 1999. Prior to that, he was a partner of Williams Marketing Services, a consulting firm. Mr. Greene is also a member of Old Kent's Management Group.

     Richard L. Haug (age 59) has been Senior Vice President and General Auditor of Old Kent since 1986.

     James A. Hubbard (age 44) has been Senior Executive Vice President (Corporate Banking) of Old Kent since February 1998. He was President of Old Kent Bank-Illinois from 1997 to August 1998 and Executive Vice President of Old Kent from 1997 to February 1998. Prior to that, Mr. Hubbard held various positions with American National Bank. Mr. Hubbard is also a member of Old Kent's Senior Policy Committee and Old Kent's Management Group.

     Joseph T. Keating (age 46) has been Senior Vice President of Old Kent Bank since 1987 and President of Lyon Street Asset Management Company since January 1998. Mr. Keating is also a member of Old Kent's Management Group.

     Kenneth C. Krei (age 49) has been Executive Vice President (Investment and Insurance Services) of Old Kent Bank since 1998 and Executive Vice President of Old Kent Bank since 1997. He was Senior Vice President of Old Kent Bank from 1996 to 1997. Prior to that, Mr. Krei held various positions with Bank of America (Continental Bank) in Chicago, Illinois. Mr. Krei is also a member of Old Kent's Senior Policy Committee and Old Kent's Management Group.

     Larry S. Magnesen (age 41) has been Senior Vice President (Business Banking) of Old Kent Bank since January 1999 and Senior Vice President of Old Kent Bank since 1997. He was Senior Vice President of Old Kent from 1996 to 1997. Prior to that, he was a Vice President of Banc One Corporation and Banc One Ohio Corporation. Mr. Magnesen is also a member of Old Kent's Management Group.

     William K. McGowan (age 37) has been Executive Vice President of Old Kent Bank and President of Old Kent Bank-Illinois since August 1998. Prior to that, he was a First Vice President of American National Bank from 1994 to 1998. Mr. McGowan is also a member of Old Kent's Management Group.

     Ronald C. Mishler (age 38) has been Senior Vice President and Treasurer of Old Kent and Old Kent Bank since August 1998. Prior to that, he was Vice President and Treasurer of United States Fidelity and Guaranty Corporation from 1996 to August 1998. Prior to that, he was a Senior Vice President of Heller International Corporation. Mr. Mishler is also a member of Old Kent's Management Group.

     Janet S. Nisbett (age 48) has been Senior Vice President and Controller of Old Kent since November 1998 and Senior Vice President and Controller of Old Kent Bank since 1990.

     Albert T. Potas (age 47) has been Senior Vice President (Investor Relations and Strategic Planning) of Old Kent since November 1998 and Senior Vice President of Old Kent since 1992. He was Controller of Old Kent from 1986 to November 1998.

     David C. Schneider (age 33) has been Executive Vice President (Retail Administration) of Old Kent since October 1998. Prior to that, he was a partner of The Stratmor Group, a consulting firm, from 1997 to 1998. He was Assistant Vice President and Controller of Old Kent Mortgage Company from 1994 to 1995, Vice President of Old Kent Mortgage Company from 1995 to 1996, Chief Financial Officer of Old Kent Mortgage Company from 1995 to 1997, and Senior Vice President of Old Kent Mortgage Company from 1996 to 1997. Mr. Schneider is also a member of Old Kent's Senior Policy Committee and Old Kent's Management Group.

     Daniel W. Terpsma (age 44) has been Executive Vice President of Old Kent Bank and President of Old Kent Bank-East since 1997. Prior to that, he was Senior Vice President of Old Kent Bank. Mr. Terpsma is a director of Riviera Tool Company. Mr. Terpsma is also a member of Old Kent's Management Group.

     Mary E. Tuuk (age 34) has been Senior Vice President (Legal Coordinator) of Old Kent since February 1998 and Secretary of Old Kent since 1996. She was Vice President of Old Kent from 1996 to February 1998. Prior to that, she was an attorney with the law firm Chapman and Cutler in Chicago, Illinois.

     Michelle L. Van Dyke (age 35) has been Executive Vice President (Community Banking) of Old Kent since November 1998. She was President of the Central Region of Old Kent Mortgage Company from 1997 to November 1998, Senior Vice President of Old Kent Mortgage Company from 1995 to 1997, and Vice President of Old Kent Mortgage Company from 1993 to 1995. Ms. Van Dyke is also a member of Old Kent's Senior Policy Committee and Old Kent's Management Group.

     Michael J. Whalen (age 50) has been Senior Vice President and Senior Credit Officer of Old Kent since 1997. Prior to that, he was President of Old Kent Bank-Illinois. Mr. Whalen is also a member of Old Kent's Management Group.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS.

     The information under the caption "Old Kent Common Stock" and "Cash Dividends" on pages S-26 and S-27 of Old Kent's Annual Report to Shareholders for the year ended December 31, 1998 (the "1998 Annual Report"), is here incorporated by reference. Old Kent's 1998 Annual Report is printed and distributed with its definitive Proxy Statement for its Annual Meeting of Shareholders to be held April 19, 1999 (the "1999 Proxy Statement").

ITEM 6. SELECTED FINANCIAL DATA.

     The information under the caption "Five Year Summary of Selected Financial Data" on page S-3 of Old Kent's 1998 Annual Report is here incorporated by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The information under the caption "Financial Review" on pages S-4 through S-35 of Old Kent's 1998 Annual Report is here incorporated by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The information under the caption "Market Risk Management" on pages S-29 through S-33 of Old Kent's 1998 Annual Report is here incorporated by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The financial statements, notes and the report of independent public accountants on pages S-37 through S-71 of Old Kent's 1998 Annual Report is here incorporated by reference.

     The information under the caption "Quarterly Financial Data" on page S-35 of Old Kent's 1998 Annual Report is here incorporated by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information set forth under the captions "Old Kent's Board of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the 1999 Proxy Statement is here incorporated by reference.

ITEM 11. EXECUTIVE COMPENSATION.

     The information set forth under the captions "Summary of Executive Compensation," "Equity Based Compensation Program," "Retirement Plans," "Executive Severance Agreements," and "Compensation of Directors" in the 1999 Proxy Statement is here incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information set forth under the caption "Ownership of Old Kent Stock" in the 1999 Proxy Statement is here incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information set forth under the caption "Certain Relationships and Related Transactions" in the 1999 Proxy Statement is here incorporated by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) (1) Financial Statements. The following financial statements and report of independent public accountants of Old Kent Financial Corporation and its subsidiaries are filed as part of this report:

     Report of Independent Public Accountants dated January 14, 1999

     Consolidated Balance Sheet--December 31, 1998 and 1997

     Consolidated Statement of Income for each of the three years in the period ended December 31, 1998

     Consolidated Statement of Cash Flows for each of the three years in the period ended December 31, 1998

     Consolidated Statement of Shareholders' Equity for each of the three years in the period ended December 31, 1998

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

     (2) Financial Statement Schedules. Not applicable.

     (3) Exhibits. The following exhibits are filed as part of this report:

NUMBER                              EXHIBIT
------                              -------
 3.1      Restated Articles of Incorporation. Previously filed as
          Exhibit 3.1 to Old Kent's Form S-4 Registration Statement
          (Registration No. 333-56209) filed June 5, 1998. Here
          incorporated by reference.

 3.2      Bylaws. Previously filed as Exhibit 3.2 to Old Kent's Form
          8-K Current Report dated March 15, 1999. Here incorporated by reference.

 4.1      Rights Agreement. Previously filed as an exhibit to Old
          Kent's Form 8-A/A Registration Statement filed December 30,
          1998. Here incorporated by reference.

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

NUMBER                              EXHIBIT
------                              -------
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

10.16     Executive Incentive Bonus Plan.* Previously filed as part of
          Old Kent's Definitive Proxy Statement dated March 1, 1997.
          Here incorporated by reference.

NUMBER                              EXHIBIT
------                              -------
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

10.19     Stock Incentive Plan of 1999.* Previously filed as part of
          Old Kent's Definitive Proxy Statement dated March 1, 1999.
          Here incorporated by reference.

10.20 Employee Stock Purchase Plan of 1999.* Previously filed as part of Old Kent's Definitive Proxy Statement dated March 1,
          1999. Here incorporated by reference.

10.21     Pooling and Service Agreement. Previously filed as Exhibit
          10(r) to Old Kent's Form 8-K filed February 23, 1996. Here incorporated by reference.

10.22     Executive Severance Agreements.* The form of Executive
          Severance Agreement was previously filed as Exhibit 10.17 to Old Kent's Form 8-K filed March 5, 1997. Here incorporated by reference. An updated participant schedule was previously filed as Exhibit 10.22 to Old Kent's Form 8-K filed March
          15, 1999. Here incorporated by reference.

10.23     Executive Severance Agreements.* The form of Executive
          Severance Agreement was previously filed as Exhibit 10.18 to Old Kent's Form 8-K filed March 5, 1997. Here incorporated by reference. An updated participant schedule was previously filed as Exhibit 10.23 to Old Kent's Form 8-K filed March
          15, 1999. Here incorporated by reference.

10.24     Executive Severance Agreements.* The form of Executive
          Severance Agreement, with a schedule of participants, was previously filed as Exhibit 10.24 to Old Kent's Form 8-K filed March 15, 1999. Here incorporated by reference.

10.25 Indemnity Agreement.* The form of Indemnity Agreement was previously filed as Exhibit 10(c) to Old Kent's Form 10-Q
          Quarterly Report for the fiscal quarter ended June 30, 1997.
          Here incorporated by reference. A participant schedule was previously filed as Exhibit 10.25 to Old Kent's Form 8-K filed March 15, 1999. Here incorporated by reference.

10.26 Restricted Stock Agreement for Mr. Warrington.* Previously filed as Exhibit 10(p) to Old Kent's Form 8-K filed February
          23, 1996. Here incorporated by reference.

10.27 Restricted Stock Agreement for Mr. Warrington.* Previously filed as Exhibit 10(q) to Old Kent's Form 8-K filed February
          23, 1996. Here incorporated by reference.

12        Statement Re Computation of Other Ratios.

13 Annual Report to Shareholders. This exhibit, except for those portions expressly incorporated by reference in this filing, is furnished for the information of the Commission and is not deemed "filed" as part of this filing.

21 Subsidiaries of Registrant. Previously filed as Exhibit 21 to Old Kent's Form 8-K filed March 15, 1999. Here incorporated by reference.

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

(b) Reports on Form 8-K. Old Kent filed the following report on Form 8-K during the last quarter of the period covered by this report:

               Date of Event Reported     Item Reported
               November 9, 1998           Item 5
               October 1, 1998            Item 5

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          OLD KENT FINANCIAL CORPORATION
                                          (Registrant)

Date: March 16, 1999                             By /s/ MARY E. TUUK
                                                     -----------------------------------------
                                                     Mary E. Tuuk
                                                     Secretary and Senior Vice President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.


March 16, 1999                              /s/ RICHARD L. ANTONINI*
                                            -----------------------------------------------------------
                                            Richard L. Antonini
                                            Director

March 16, 1999                              /s/ JOHN D. BOYLES*
                                            -----------------------------------------------------------
                                            John D. Boyles
                                            Director

March 16, 1999                              /s/ WILLIAM P. CRAWFORD*
                                            -----------------------------------------------------------
                                            William P. Crawford
                                            Director

March 16, 1999                              /s/ RICHARD M. DEVOS, JR.*
                                            -----------------------------------------------------------
                                            Richard M. DeVos, Jr.
                                            Director

March 16, 1999                              /s/ WILLIAM G. GONZALEZ*
                                            -----------------------------------------------------------
                                            William G. Gonzalez
                                            Director

March 16, 1999                              /s/ JAMES P. HACKETT*
                                            -----------------------------------------------------------
                                            James P. Hackett
                                            Director

March 16, 1999                              /s/ ERINA HANKA*
                                            -----------------------------------------------------------
                                            Erina Hanka
                                            Director

March 16, 1999                              /s/ EARL D. HOLTON*
                                            -----------------------------------------------------------
                                            Earl D. Holton
                                            Director

March 16, 1999                              /s/ MICHAEL J. JANDERNOA*
                                            -----------------------------------------------------------
                                            Michael J. Jandernoa
                                            Director

March 16, 1999                              /s/ KEVIN T. KABAT*
                                            -----------------------------------------------------------
                                            Kevin T. Kabat
                                            Vice Chairman of the Board and Director

March 16, 1999                              /s/ FRED P. KELLER*
                                            -----------------------------------------------------------
                                            Fred P. Keller
                                            Director

March 16, 1999                              /s/ JOHN P. KELLER*
                                            -----------------------------------------------------------
                                            John P. Keller
                                            Director

March 16, 1999                              /s/ HENDRIK G. MEIJER*
                                            -----------------------------------------------------------
                                            Hendrik G. Meijer
                                            Director

March 16, 1999                              /s/ PERCY A. PIERRE*
                                            -----------------------------------------------------------
                                            Percy A. Pierre
                                            Director

March 16, 1999                              /s/ MARILYN J. SCHLACK*
                                            -----------------------------------------------------------
                                            Marilyn J. Schlack
                                            Director

March 16, 1999                              /s/ PETER F. SECCHIA*
                                            -----------------------------------------------------------
                                            Peter F. Secchia
                                            Director

March 16, 1999                              /s/ DAVID J. WAGNER*
                                            -----------------------------------------------------------
                                            David J. Wagner
                                            Chairman, President, Chief Executive Officer, and Director
                                            (Principal Executive Officer)

March 16, 1999                              /s/ MARGARET SELLERS WALKER*
                                            -----------------------------------------------------------
                                            Margaret Sellers Walker
                                            Director

March 16, 1999                              /s/ ROBERT H. WARRINGTON*
                                            -----------------------------------------------------------
                                            Robert H. Warrington
                                            Vice Chairman of the Board, Chief Financial Officer,
                                            and Director
                                            (Principal Financial and Accounting Officer)

March 16, 1999                              *By MARY E. TUUK
                                                 ------------------------------------------------------
                                                 Mary E. Tuuk
                                                 Attorney-in-Fact

                                 EXHIBIT INDEX

EXHIBIT NO.                            DESCRIPTION
-----------                            -----------
    3.1        Restated Articles of Incorporation. Previously filed as
               Exhibit 3.1 to Old Kent's Form S-4 Registration Statement
               (Registration No. 333-56209) filed June 5, 1998. Here
               incorporated by reference.

    3.2        Bylaws. Previously filed as Exhibit 3.2 to Old Kent's Form
               8-K Current Report dated March 15, 1999. Here incorporated by reference.

    4.1        Rights Agreement. Previously filed as an exhibit to Old
               Kent's Form 8-A/A Registration Statement filed December 30,
               1998. Here incorporated by reference.

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

EXHIBIT NO.                            DESCRIPTION
-----------                            -----------
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

   10.19       Stock Incentive Plan of 1999.* Previously filed as part of
               Old Kent's Definitive Proxy Statement dated March 1, 1999.
               Here incorporated by reference.

   10.20 Employee Stock Purchase Plan of 1999.* Previously filed as part of Old Kent's Definitive Proxy Statement dated March 1,
               1999. Here incorporated by reference.

   10.21       Pooling and Service Agreement. Previously filed as Exhibit
               10(r) to Old Kent's Form 8-K filed February 23, 1996. Here incorporated by reference.

   10.22       Executive Severance Agreements.* The form of Executive
               Severance Agreement was previously filed as Exhibit 10.17 to Old Kent's Form 8-K filed March 5, 1997. Here incorporated by reference. An updated participant schedule was previously filed as Exhibit 10.22 to Old Kent's Form 8-K filed March
               15, 1999. Here incorporated by reference.

   10.23       Executive Severance Agreements.* The form of Executive
               Severance Agreement was previously filed as Exhibit 10.18 to Old Kent's Form 8-K filed March 5, 1997. Here incorporated by reference. An updated participant schedule was previously filed as Exhibit 10.23 to Old Kent's Form 8-K filed March
               15, 1999. Here incorporated by reference.

EXHIBIT NO.                            DESCRIPTION
-----------                            -----------
   10.24       Executive Severance Agreements.* The form of Executive
               Severance Agreement, with a schedule of participants, was
               previously filed as Exhibit 10.24 to Old Kent's Form 8-K
               filed March 15, 1999. Here incorporated by reference.

   10.25 Indemnity Agreement.* The form of Indemnity Agreement was previously filed as Exhibit 10(c) to Old Kent's Form 10-Q
               Quarterly Report for the fiscal quarter ended June 30, 1997.
               Here incorporated by reference. A participant schedule was previously filed as Exhibit 10.25 to Old Kent's Form 8-K filed March 15, 1999. Here incorporated by reference.

   10.26 Restricted Stock Agreement for Mr. Warrington.* Previously filed as Exhibit 10(p) to Old Kent's Form 8-K filed February
               23, 1996. Here incorporated by reference.

   10.27 Restricted Stock Agreement for Mr. Warrington.* Previously filed as Exhibit 10(q) to Old Kent's Form 8-K filed February
               23, 1996. Here incorporated by reference.

   12          Statement Re Computation of Other Ratios.

   13 Annual Report to Shareholders. This exhibit, except for those portions expressly incorporated by reference in this filing, is furnished for the information of the Commission and is not deemed "filed" as part of this filing.

   21 Subsidiaries of Registrant. Previously filed as Exhibit 21 to Old Kent's Form 8-K filed March 15, 1999. Here incorporated by reference.

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