Form 10-Q
period 1999-03-31
OLD KENT FINANCIAL CORP /MI/
filed 1999-05-17
CIK 746969

==============================================================================
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the quarterly period ended March 31, 1999, or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from _________ to _________

                      Commission File Number:  0-14591

                      OLD KENT FINANCIAL CORPORATION
          (Exact name of registrant as specified in its charter)


                 Michigan                             38-1986608
         (State or Incorporation)     (I.R.S. Employer Identification Number)

            111 Lyon Street, NW
          Grand Rapids, Michigan                        49503
 (Address of Principal Executive Offices)             (Zip Code)


   Registrant's telephone number, including area code     (616) 771-5000


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes      X                  No   _____

The number of shares outstanding of the registrant's Common Stock, par value $1, as of April 30, 1999 was 102,245,104 shares.

==============================================================================

                                  INDEX

                      OLD KENT FINANCIAL CORPORATION


PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Balance Sheets as of March 31, 1999
            and December 31, 1998

          Consolidated Statements of Income for the three months ended March 31, 1999 and 1998

          Consolidated Statements of Cash Flows for the three months ended March 31, 1999 and 1998

          Notes to Consolidated Financial Statements

Item 2.   Management's Discussion and Analysis of
            Financial Condition and Results of Operations

Item 3.   Quantitative and Qualitative Disclosures about
            Market Risk

PART II.  OTHER INFORMATION

Item 2.   Changes in Securities and Use of Proceeds
Item 4.   Submission of Matters to a Vote of Security Holders
Item 6.   Exhibits and Reports on Form 8-K


SIGNATURES

                        FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy, and about Old Kent Financial Corporation ("Old Kent" or the "Corporation") itself. Words such as "anticipates," "believes," "estimates," "expects," "forecasts," "intends," "is likely," "plans," "judgment," "projects," variations of such words and similar expressions are intended to identify such forward-looking statements. Management judgments relating to, and discussion of the provision and allowance for credit losses involve judgments as to future events and are inherently forward looking statements. Assessments that Old Kent is Year 2000 "compliant" are necessarily statements of belief as to the outcome of future events, based in part on information provided by vendors and others which Old Kent has not independently verified. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions which are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed, implied or forecasted in such forward-looking statements. Future factors that could cause a difference between an ultimate actual outcome and a preceding forward-looking statement include changes in interest rates and interest rate relationships; demand for products and services; the degree of competition by traditional and non-traditional competitors; changes in banking regulations; changes in tax laws; changes in prices, levies, and assessments; the impact of technological advances; governmental and regulatory policy changes; the outcomes of pending and future litigation and contingencies; trends in customer behaviors as well as their ability to repay loans; the ability of the companies on which Old Kent relies to make their computer systems Year 2000 compliant; the ability to locate and convert all relevant computer codes and data; the vicissitudes of the national economy; the possibility that expected cost savings from mergers might not be fully realized within the expected time frame; and similar uncertainties. Old Kent undertakes no obligation to update, amend or clarify forward-looking statements, whether as a result of new information, future events, or otherwise.

ITEM 1.   FINANCIAL STATEMENTS

OLD KENT FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
---------------------------------------------------------------------------------------
                                                                MARCH 31,   DECEMBER 31,
(DOLLARS IN THOUSANDS)                                            1999         1998
---------------------------------------------------------------------------------------
ASSETS:
Cash and due from banks                                        $   526,476  $   615,845
Federal funds sold and resale agreements                            13,740        9,230
                                                               -----------  -----------
Total cash and cash equivalents                                    540,216      625,075
Interest-earning deposits                                           14,155        5,044
Trading account securities                                             988      349,090
Mortgages held-for-sale                                          1,436,097    2,262,696
Securities available-for-sale:
  Collateralized mortgage obligations and other
    mortgage-backed securities                                   1,922,846    1,819,122
  Other securities                                                 976,154      947,574
                                                               -----------  -----------
Total securities available-for-sale (amortized cost of
  $2,887,142 and $2,735,301, respectively)                       2,899,000    2,766,696
Securities held-to-maturity:
  Collateralized mortgage obligations and other
    mortgage-backed securities                                     144,845      180,369
  Other securities                                                 630,307      623,376
                                                               -----------  -----------
Total securities held-to-maturity (market values of
  $789,840 and $823,610, respectively)                             775,152      803,745
Loans                                                            9,306,484    8,883,716
Allowance for credit losses                                       (168,621)    (167,665)
                                                               -----------  -----------
Net loans                                                        9,137,863    8,716,051
                                                               -----------  -----------
Premises and equipment                                             221,826      220,981
Other assets                                                       886,519      839,480
                                                               -----------  -----------
TOTAL ASSETS                                                   $15,911,816  $16,588,858
                                                               ===========  ===========






LIABILITIES AND SHAREHOLDERS' EQUITY:

Liabilities:
Deposits:
  Non-interest-bearing                                         $ 1,862,138  $ 2,098,446
  Interest-bearing                                              10,580,804   10,700,895
  Foreign deposits -- interest-bearing                              47,702      140,077
                                                               -----------  -----------
    Total deposits                                              12,490,644   12,939,418
Other borrowed funds                                             1,786,655    2,061,142
Other liabilities                                                  335,521      253,188
Long term debt                                                     200,000      200,000
                                                               -----------  -----------
Total Liabilities                                               14,812,820   15,453,748

Shareholders' Equity:
Preferred stock: 25,000,000 shares authorized and unissued              --           --
Common stock, $1 par value: 300,000,000 shares authorized;
  103,208,097 and 104,498,649 shares issued and outstanding        103,208      104,499
Capital surplus                                                     80,194      139,736
Retained earnings                                                  908,242      870,468
Accumulated other comprehensive income                               7,352       20,407
                                                               -----------  -----------

Total Shareholders' Equity                                       1,098,996    1,135,110
                                                               -----------  -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                     $15,911,816  $16,588,858
                                                               ===========  ===========

THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE STATEMENTS.

OLD KENT FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
---------------------------------------------------------------------------------------
                                                                 FOR THE THREE MONTHS
                                                                     ENDED MARCH 31,
(IN THOUSANDS, EXCEPT PER SHARE DATA)                              1999         1998
---------------------------------------------------------------------------------------
Interest Income:
 Interest and fees on loans                                    $ 187,169      $ 201,768
 Interest on mortgages held-for-sale                              35,979         26,882
 Interest on securities available-for-sale                        43,953         36,589
 Interest on securities held-to-maturity:
   Taxable                                                         7,660         23,362
   Tax-exempt                                                      5,852          4,588
 Interest on deposits                                                180            175
 Interest on federal funds sold and resale agreements                196            923
 Interest on trading account securities                            1,610             12
                                                                --------      ---------
 Total interest income                                           282,599        294,299
                                                                --------      ---------
Interest Expense:
 Interest on domestic deposits                                   107,975        110,963
 Interest on foreign deposits                                        727            660
 Interest on other borrowed funds                                 22,071         31,294
 Interest on subordinated debt                                     3,208          3,366
                                                                --------      ---------
 Total interest expense                                          133,981        146,283
                                                                --------      ---------
Net Interest Income                                              148,618        148,016

Provision for credit losses                                        6,866         15,381
                                                                --------      ---------
 Net interest income after provision
   for credit losses                                             141,752        132,635
                                                                --------      ---------
Other Income:
 Mortgage banking revenues (net)                                  43,549         29,905
 Investment management and trust revenues                         17,520         14,217
 Deposit account revenues                                         14,332         13,860
 Insurance sales commissions                                       5,855          5,560
 ATM revenues                                                      1,802          1,602
 Brokerage commissions                                             1,179            557
 Securities gains                                                    123            838



 Nonrecurring income/(expense)                                       (30)         5,713
 Other                                                            11,552         10,376
                                                                --------      ---------
 Total other income                                               95,882         82,628
                                                                --------      ---------
Other Expenses:
 Salaries and employee benefits                                   79,059         74,457
 Occupancy expense                                                11,413         10,209
 Equipment expense                                                 9,129          8,716
 Amortization of goodwill and intangibles                          3,548          3,578
 Advertising and promotion                                         2,517          2,328
 Other expenses                                                   43,155         36,933
                                                                --------      ---------
 Total other expenses                                            148,821        136,221
                                                                --------      ---------
Income Before Income Taxes                                        88,813         79,042
 Income taxes                                                     30,210         27,519
                                                                --------      ---------
Net Income                                                      $ 58,603      $  51,523
                                                                ========      =========
EARNINGS PER COMMON SHARE:
 BASIC                                                          $   0.56      $    0.47
 DILUTED                                                        $   0.56      $    0.47

DIVIDENDS PER COMMON SHARE                                     $   0.200       $  0.171

Average number of shares used to compute: (in thousands)
 Basic earnings per share                                        103,848        109,347
 Diluted earnings per share                                      104,822        110,266

THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE STATEMENTS.

OLD KENT FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
----------------------------------------------------------------------------------------------------
                                                                             FOR THE THREE MONTHS
                                                                                 ENDED MARCH 31,
(DOLLARS IN THOUSANDS)                                                        1999         1998
----------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                              $    58,603    $    51,523
 Adjustments to reconcile net income
   to net cash provided by operating activities:
    Provision for credit losses                                                6,866         15,381
    Depreciation, amortization and accretion                                  11,521         12,725
    Net gains on sales of assets                                             (55,017)       (36,537)
    Net change in trading account securities                                 348,166         (1,062)
    Originations and acquisitions of mortgages held-for-sale              (3,632,802)    (3,009,976)
    Proceeds from sales and prepayments of mortgages held-for-sale         4,442,342      2,540,568
    Net change in other assets                                                19,642        (12,794)
    Net change in other liabilities                                           88,832         11,989
                                                                         -----------    -----------
 Net cash provided by (used for) operating activities                      1,288,153       (428,183)
                                                                         -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from maturities and prepayments of securities
   available-for-sale                                                        167,320         71,257
 Proceeds from sales of securities available-for-sale                        131,153        297,156
 Purchases of securities available-for-sale                                 (450,026)      (600,847)
 Proceeds from maturities and prepayments of securities
   held-to-maturity                                                           75,363        146,055
 Purchases of securities held-to-maturity                                    (46,181)      (100,754)
 Net change in interest-earning deposits                                      (9,111)        (8,819)
 Proceeds from sale of loans                                                   6,691        106,848
 Net change in loans                                                        (435,137)       128,703
 Purchases of leasehold improvements, premises and equipment, net             (8,688)        (4,286)
                                                                         -----------    -----------
 Net cash provided by (used for) investing activities                       (568,616)        35,313
                                                                         -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Change in time deposits                                                    (253,384)       (84,700)
 Change in demand and savings deposits                                      (195,406)       156,876
 Change in other borrowed funds                                             (274,486)       376,971
 Repurchases of common stock                                                 (66,989)       (58,074)




 Proceeds from common stock issuances                                          6,697          5,733
 Dividends paid to shareholders                                              (20,828)       (24,623)
                                                                         -----------    -----------
 Net cash (used for) provided by financing activities                       (804,396)       372,183
                                                                         -----------    -----------
 Net change in cash and cash equivalents                                     (84,859)       (20,687)
 Cash and cash equivalents at beginning of year                              625,075        674,649
                                                                         -----------    -----------
 Cash and cash equivalents at March 31                                   $   540,216    $   653,962
                                                                         ===========    ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Interest paid on deposits, other borrowed funds and
   subordinated debt                                                     $   126,726    $   149,270
 Income taxes paid                                                               192          3,431

THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE STATEMENTS.

OLD KENT FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 1999


NOTE A:  BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation's annual report on Form 10-K for the year ended December 31, 1998.

Certain reclassifications have been made to prior periods' financial statements to place them on a basis comparable with the current periods' financial statements.

NOTE B: FINANCIAL INSTRUMENT ACCOUNTING POLICIES
Old Kent uses certain off-balance sheet derivative financial instruments, including interest rate swaps, Treasury futures and options, and interest rate caps and floors in connection with risk management activities. Provided these instruments meet specific criteria, they are considered hedges and accounted for under the accrual or deferral methods, as more fully discussed below.

Old Kent uses interest rate swaps to hedge interest rate risk on interest earning assets and interest bearing liabilities. Amounts receivable or payable under these agreements are included in net interest income. There is no recognition on the balance sheet for changes in the fair value of the hedging instrument. Gains or losses on terminated interest rate swaps are deferred and amortized to interest income or expense over the remaining life of the hedged item.

Old Kent uses forward sale agreements and options on forward sale agreements to protect the value of residential loan commitments, loans held for sale and related mortgage backed securities held in the trading account. The market value of the financial hedges associated with loan origination commitments and loans held for sale are included in the aggregate valuation of mortgages held for sale. Premiums paid for options are deferred as a component of other assets and amortized against gains on sale of loans over the contract term. Forward sale agreements associated

OLD KENT FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued (UNAUDITED)
March 31, 1999

with mortgage backed securities held in the trading account are considered when marking those securities to market, with the corresponding adjustment recorded to gains on sale of loans.

Old Kent uses Treasury futures and options on Treasury futures to help protect against market value changes in the mortgage servicing right ("MSR") portfolio. The fair value of the hedges are recorded as an adjustment to the carrying amount of the MSR with a corresponding adjustment to cash or other receivables or payables. If terminated, the realized gain or loss on the hedge is included in MSR amortization over the estimated life of the loan servicing that had been hedged. Option premiums paid or received are deferred as a component of other assets and amortized as MSR amortization over the contract term.

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

Statement 133 is effective beginning January 1, 2000. A company may also implement the Statement as of the beginning of any fiscal quarter after issuance. Statement 133 cannot be applied retroactively. Statement 133 must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997 (and, at Old Kent's election, those issued or acquired before January 1, 1998).

OLD KENT FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued (UNAUDITED)
March 31, 1999

Old Kent has not yet quantified the impacts of adopting Statement 133 on the consolidated financial statements and has not determined the timing of or method of adoption of Statement 133. However, the Statement could increase volatility in earnings and other comprehensive income.

NOTE D:  LOANS AND NONPERFORMING ASSETS
The following summarizes loans and nonperforming assets at the dates indicated (in thousands of dollars):

                                               MARCH 31,       DECEMBER 31,
                                                 1999              1998
                                               ---------       ------------
     LOANS:
      Commercial                             $  2,736,781    $   2,727,892
      Real estate  - Commercial                 1,947,824        1,920,107
      Real estate  - Construction                 766,561          693,958
      Real estate  - Residential mortgages      1,023,480        1,012,510
      Real estate  - Consumer home equity       1,352,674        1,031,312
      Consumer                                  1,309,777        1,334,374
      Lease financing                             169,387          163,563
                                             ------------    -------------
      Total Loans                            $  9,306,484    $   8,883,716
                                             ============    =============

                                               MARCH 31,     DECEMBER 31,
                                                 1999            1998
                                               ---------     -----------
      NONPERFORMING ASSETS:
      Nonaccrual loans                       $  58,050        $ 57,120
      Restructured loans                         2,467           2,664
                                             ---------        --------
      Impaired loans                            60,517          59,784
      Other real estate owned                    5,468           6,872
                                             ---------        --------
      Total nonperforming assets             $  65,985        $ 66,656
                                             =========        ========
      Loans past due 90 days or more         $   8,472        $ 15,083
                                             =========        ========

OLD KENT FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued (UNAUDITED)
March 31, 1999

At March 31, 1999, the Corporation's management has identified loans totaling approximately $20.9 million as potential problem loans. These loans are not included as nonperforming assets in the table above. While these loans were in compliance with repayment terms at March 31, 1999, other circumstances caused management to seriously doubt the ability of the borrowers to continue to remain in compliance with existing loan repayment terms.

NOTE E:  ALLOWANCE FOR CREDIT LOSSES AND NET CHARGE-OFFS
The following summarizes the changes in the allowance for credit losses, and net charge-offs (in thousands of dollars):

                                                                     FOR THE THREE MONTHS
                                                                         ENDED MARCH 31,
                                                                   -----------------------
                                                                      1999          1998
                                                                      ----          ----
      ALLOWANCE FOR CREDIT LOSSES
      Balance at January 1,                                        $   167,665   $ 160,952
      Changes in allowance due to acquisitions / divestitures
          / sales                                                          120        (475)
      Provision for credit losses                                        6,866      15,381
      Gross loans charged-off                                          (10,185)    (14,288)
      Gross recoveries of loans previously charged-off                   4,155       4,259
                                                                   -----------   ---------
      Balance at end of period                                     $   168,621   $ 165,829
                                                                   ===========   =========

OLD KENT FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued (UNAUDITED)
March 31, 1999

                                                                      FOR THE THREE MONTHS
                                                                         ENDED MARCH 31,
                                                                   -----------------------
                                                                      1999          1998
                                                                      ----          ----
      NET LOAN CHARGE-OFFS
      Commercial & Commercial Real Estate Loans                     $    2,419   $   3,947
      Consumer                                                           3,342       5,586
      Residential Mortgages                                                 --          41
      Leases                                                               269         455
                                                                   -----------   ---------
      Total Net Charge-Offs                                         $    6,030   $  10,029
                                                                   ===========   =========

NOTE F:  SECURITIES AVAILABLE-FOR-SALE
The following summarizes amortized costs and estimated market values of securities available-for-sale at the dates indicated (in thousands of dollars):

OLD KENT FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued (UNAUDITED)
March 31, 1999

                                                                                   CARRYING
                                                              GROSS      GROSS       VALUE
                                                  AMORTIZED UNREALIZED UNREALIZED  AT MARKET
 MARCH 31, 1999:                                    COST      GAINS      LOSSES      VALUE
 --------------                                     ----      -----      ------      -----
 U.S. Treasury and federal agency securities    $   799,658 $  9,331  $    837  $   808,152
 Collateralized mortgage obligations:
   U.S. Government issued                         1,355,027    1,424        --    1,356,451
   Privately issued                                 250,554    8,473     4,432      254,595
 Mortgage-backed pass-through securities            215,810      357     1,497      214,670
 Other securities                                   266,093    1,013     1,974      265,132
                                                ----------- --------  --------  -----------
 Total securities available-for-sale            $ 2,887,142 $ 20,598  $  8,740  $ 2,899,000
                                                =========== ========  ========  ===========
 DECEMBER 31, 1998:
 -----------------
 U.S. Treasury and federal agency securities    $   726,839 $ 21,576  $     42  $   748,373
 Collateralized mortgage obligations:
   U.S. Government issued                         1,301,667    8,661     1,817    1,308,511
   Privately issued                                 365,343    2,055       902      366,496
 Mortgage-backed pass-through securities            143,449    1,230       564      144,115
 Other securities                                   198,003    1,659       461      199,201
                                                ----------- --------  --------  -----------
 Total securities available-for-sale            $ 2,735,301 $ 35,181  $  3,786  $ 2,766,696
                                                =========== ========  ========  ===========

NOTE G:  SECURITIES HELD-TO-MATURITY
The following summarizes amortized costs and estimated market values of securities held-to-maturity at the dates indicated (in thousands of dollars):

OLD KENT FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued (UNAUDITED)
March 31, 1999

                                                               GROSS      GROSS
                                                  AMORTIZED  UNREALIZED UNREALIZED    MARKET
 MARCH 31, 1999:                                    COST       GAINS      LOSSES      VALUE
 --------------                                     ----       -----      ------      -----
 U.S. Treasury and federal agency securities      $   145,555 $  1,379     $   35   $ 146,899
 Collateralized mortgage obligations:
   U.S. Government issued                              65,413    1,013        174      66,252
   Privately issued                                        --       --         --          --
 Mortgage-backed pass-through securities               79,432    1,855        144      81,143
 State and political subdivisions                     483,817   15,031      4,237     494,611
 Other Securities                                         935       --         --         935
                                                  ----------- --------     ------   ---------
 Total securities held-to-maturity                $   775,152 $ 19,278     $4,590   $ 789,840
                                                  =========== ========     ======   =========
 DECEMBER 31, 1998:
 U.S. Treasury and federal agency securities      $   182,364 $  2,406     $   33   $ 184,737
 Collateralized mortgage obligations:
   U.S. Government issued                              65,647       77        240      65,484
   Privately issued                                    26,210       --        106      26,104
 Mortgage-backed pass-through securities               88,512    1,974         93      90,393
 State and political subdivisions                     440,077   16,347        467     455,957
 Other                                                    935       --         --         935
                                                  ----------- --------     ------   ---------
 Total securities held-to-maturity                $   803,745 $ 20,804     $  939   $ 823,610
                                                  =========== ========     ======   =========

NOTE H:  SHAREHOLDERS' EQUITY
In June, 1998, the Board of Directors of Old Kent Financial Corporation declared a 5% stock dividend payable July 17, 1998 to shareholders of record on June 26, 1998. All per share amounts included in this report have been adjusted to reflect this dividend.

At that same meeting, Old Kent's Directors authorized management, at its discretion, to purchase up to 6.0 million shares of the Corporation's common stock. It is anticipated that these shares will be purchased by the Corporation in a systematic program of open market or privately negotiated purchases. They will be reserved for later reissue in connection with potential future stock dividends, the dividend reinvestment plan, employee

OLD KENT FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued (UNAUDITED)
March 31, 1999

benefit plans, and other general corporate purposes.   As of March 31,
1999, repurchases of Old Kent Common Stock under this authorization totaled
4.9 million shares.

NOTE I: REPORTABLE OPERATING SEGMENTS
Under the provisions of "SFAS No. 131," Old Kent has six reportable operating segments: Corporate Banking, Retail Banking, Community Banking, Investment and Insurance Services, Mortgage Banking and Treasury. Old Kent's reportable segments are strategic business units that are managed separately because each business requires different technology and marketing strategies, and also differs in product emphasis.

The following table summarizes information about reportable operating segments' profit as of March 31, 1999 and 1998:

                                   NET INTEREST  NON INTEREST    NET
                                      INCOME   INCOME AND FEES  INCOME
                                      ------   ---------------  ------
MARCH 31, 1999
--------------
Corporate Banking                   $  34,874    $   3,773    $  15,418
Retail Banking                         60,360       13,792       13,484
Community Banking                      37,560        8,002       13,061
Investment & Insurance Services         3,996       25,415        6,766
Mortgage Banking                       12,379       44,218        6,535
Treasury                                 (551)         682        3,339
                                    ---------    ---------    ---------
Consolidated                        $ 148,618    $  95,882    $  58,603
                                    =========    =========    =========
MARCH 31, 1998
--------------
Corporate Banking                   $  35,430    $   3,758    $  14,530
Retail Banking                         59,335       13,842       12,467
Community Banking                      38,511       12,288       12,784
Investment & Insurance Services         3,380       21,295        3,944
Mortgage Banking                        6,078       29,901        2,207
Treasury                                5,282        1,544        5,591
                                    ---------    ---------    ---------
Consolidated                        $ 148,016    $  82,628    $  51,523
                                    =========    =========    =========

OLD KENT FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued (UNAUDITED)
March 31, 1999

NOTE J:  OTHER ASSETS
Other assets, as shown in the accompanying consolidated balance sheets, include the following (net of amortization):

                                   MARCH 31,  DECEMBER 31,
                                     1999         1998
                                     ----         ----
Goodwill                           $ 103,793 $  102,538
Core Deposit Intangibles              18,398     19,452
                                   --------- ----------
Total                              $ 122,191 $  121,990
                                   ========= ==========

Other assets, as shown in the accompanying consolidated balance sheets, include mortgage servicing rights ("MSR's") as follows:

                                                         MARCH 31,  DECEMBER 31,
                                                           1999        1998
                                                           ----        ----
MSR's (net of amortization)                              $ 264,261   $227,625
Less servicing impairment reserve                           (9,129)    (9,129)
                                                         ---------   --------
Carrying value of MSR's                                  $ 255,132   $218,496
                                                         =========   ========
Estimated aggregate fair value of capitalized MSR's      $ 296,000   $253,000
                                                         =========   ========

The following reflects changes in capitalized mortgage serving rights for the time periods indicated:

OLD KENT FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued (UNAUDITED)
March 31, 1999

                                              FOR THE THREE MONTHS
                                                 ENDED MARCH 31,
                                                 ---------------
                                               1999          1998
                                               ----          ----
Balance at beginning of period              $ 218,496    $  146,359
Additions                                      91,356        45,952
Sales                                         (38,525)      (9,867)
Amortization                                  (16,195)     (10,273)
Impairment provision                               --         (500)
                                            ---------    ---------
Balance at end of period                    $ 255,132    $ 171,671
                                            =========    =========

Old Kent Mortgage Company actively manages prepayment risks associated with mortgage servicing rights through its significant loan origination and replenishment capacity, customer retention initiatives, recurring bulk sales of mortgage servicing rights, and use of financial hedges. Old Kent Mortgage Company has entered into an agreement to sell mortgage serving rights associated with $4.5 to $9.0 billion of mortgage loans during 1999. This forward bulk servicing sale agreement provides for quarterly sales of newly originated conventional mortgage servicing rights.

NOTE K: EARNINGS PER SHARE
The following table reconciles the numerators and denominators used in the calculations of basic and diluted earnings per share:

OLD KENT FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued (UNAUDITED)
March 31, 1999

                                                             FOR THE THREE MONTHS
                                                                 ENDED MARCH 31,
                                                                 ---------------
                                                              1999          1998
                                                              ----          ----
Numerators: Numerator for both basic and diluted          $ 58,603,000   $51,523,000
 earnings per share, net income                           ============   ===========

Denominators:
Denominator for basic earnings per share, average          103,848,000   109,347,000
 outstanding common shares
Potential dilutive shares resulting from employee
 stock plans                                                   974,000       919,000
                                                          ------------   -----------
Denominator for diluted earnings per share                 104,822,000   110,266,000
                                                          ============   ===========

Earnings per share:
Basic                                                           $0.56          $0.47
Diluted                                                         $0.56          $0.47

NOTE L: COMPREHENSIVE INCOME
Comprehensive income reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For Old Kent, comprehensive income represents net income adjusted for the change in unrealized gains and losses on available-for-sale securities. Comprehensive income was approximately $46 million and $54 million for the quarters ended March 31, 1999 and 1998, respectively.

NOTE M: BUSINESS COMBINATIONS
On October 1, 1998, Old Kent completed the merger of First Evergreen Corporation ("First Evergreen") into Old Kent. When acquired, First Evergreen had assets of approximately $1.9 billion, deposits of approximately $1.7 billion and eight banking sites. The merger was accounted for as a pooling-of-interests. Old Kent exchanged 32.0312 shares of Old Kent common stock for each share of First Evergreen stock. The issuance totaled approximately 12.8 million shares. First Evergreen was the parent of First National Bank of Evergreen Park. Old Kent's unexpended

OLD KENT FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued (UNAUDITED)
March 31, 1999

reserves for merger related charges were substantially utilized by March
31, 1999.

On February 24, 1999, Old Kent entered into a definitive agreement for the merger of CFSB Bancorp, Inc.("CFSB") into Old Kent. The merger will be accounted for as a pooling-of-interests. Old Kent will exchange .6222 shares of Old Kent Common Stock for each outstanding share of CFSB Common Stock. Old Kent expects to issue approximately 5.4 million shares related to this transaction. CFSB is a holding company headquartered in Lansing, Michigan, with consolidated assets of approximately $889 million and consolidated deposits of approximately $580 million at March 31, 1999.
CFSB is the parent of Community First Bank. CFSB provides banking services through sixteen offices in Ingham, Clinton, Eaton and Ionia counties. The merger is subject to shareholder and regulatory approval and is expected to be completed in the third quarter of 1999.

On March 18, 1999, Old Kent entered into a definitive agreement for the merger of Pinnacle Banc Group, Inc. ("Pinnacle") into Old Kent. The merger will be accounted for as a pooling-of-interests. Old Kent will exchange
 .717 shares of Old Kent Common Stock for each outstanding share of Pinnacle Common Stock. Old Kent expects to issue approximately 5.4 million shares related to this transaction. Pinnacle is a bank holding company headquartered in the Chicago suburb of Oak Brook, Illinois, with consolidated assets of approximately $1,045 million and consolidated deposits of approximately $872 million at March 31, 1999. Pinnacle is the parent of Pinnacle Bank which operates thirteen branches in the Chicago metropolitan area and Pinnacle Bank of the Quad-Cities which operates three branches in western Illinois. The merger is subject to shareholder and regulatory approval and is expected to be completed in the third quarter of 1999.

NOTE N: LONG TERM DEBT
Long term debt, as shown in the accompanying consolidated balance sheets, consists of the following:

OLD KENT FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued (UNAUDITED)
March 31, 1999

                                                   MARCH 31,     DECEMBER 31,
                                                     1999           1998
                                                     ----           ----
Subordinated notes, 6 5/8% due November 15, 2005   $ 100,000      $ 100,000
Capital securities, as described below               100,000        100,000
                                                   ---------      ---------
Total long term debt                               $ 200,000      $ 200,000
                                                   =========      =========

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

OLD KENT FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued (UNAUDITED)
March 31, 1999

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

RESULTS OF OPERATIONS
Old Kent's net income was $58.6 million for the first quarter of 1999 compared to $51.5 million for the same period in 1998. First quarter diluted earnings per share was $.56, a 19.1% increase over $.47 for the same period last year.

Total assets were $15.9 billion at quarter-end compared to $16.6 billion at December 31, 1998. The decrease was primarily a result of a reduction in mortgages-held-for-sale. Return on average equity for the first quarter of 1999 was 21.11% compared to 17.54% for the first quarter of 1998. Return on average assets was 1.44% for the first quarter of 1999 compared to 1.30% for the first quarter of 1998.

Old Kent's net interest income for the first quarter of 1999 was $148.6 million, a .4% increase from the $148.0 million recorded in the same period of 1998. For the first quarter of 1999, the net interest margin was 4.12% compared to 4.14% a year ago. The decrease in the net interest margin was primarily due to reduced equity balances resulting from repurchases of common stock.

The provision for credit losses was $6.9 million in the first quarter of 1999 and $15.4 million in the first quarter of 1998. Net credit losses were $6.0 million or .27% of average loans for the first quarter of 1999 compared to $10.0 million or .45% of average loans for the same period a year ago. The decrease was primarily due to lower net charge offs in the consumer and commercial portfolios. This improvement was directly attributable to strong credit quality policies as well as emphasis in reducing loan balances with undesirable credit risk through sale transactions or through thoughtful exits of the credit relationship. The allowance for credit losses as a percent of loans and leases outstanding was 1.81% at March 31, 1999 and 1.89% at December 31, 1998. Impaired loans as a percent of total loans was .65% at March 31, 1999 and .67% at December 31, 1998.

Total other operating income, (other income, excluding securities transactions and other nonrecurring income) increased 25.9% or $19.7 million during the first quarter of 1999 over the same period a year ago. The mortgage banking business contributed $13.6 million of this increase, primarily as a result of growth and expansion of Old Kent Mortgage Company, along with a generally favorable economy and continued low interest rates.

Investment management and trust revenues increased 23.2% or $3.3 million as a result of focused sales initiatives and business development efforts. Service charges on deposits increased 3.4% or $.5 million. All other service charges and fees increased $2.3 million over the same period a year ago.

Old Kent sold approximately $4.3 billion of residential mortgage loans during the quarter. Old Kent's residential third party mortgage servicing portfolio was $14.7 billion at March 31, 1999, and $14.0 billion at December 31, 1998.

Total net securities gains for the first quarter of 1999 were $123,000, compared to gains of $838,000 for the same period of 1998.

Total operating expenses for the first quarter of 1999 increased $12.6 million, or 9.3%, over the same period in 1998. These increases are primarily attributable to the growth in Mortgage Banking. Old Kent Mortgage Company operated 160 branches in 32 states as of March 31, 1999 compared to 114 branches in 27 states as of March 31, 1998.

Salaries, wages and employee benefits increased $4.6 million or 6.2% for the first quarter of 1999 over the first quarter of 1998 largely as a result of increased staffing in the Mortgage Company. The number of full-time equivalent employees for the Corporation increased by 566 over a year ago, to 7,605 at March 31, 1999.

                                         MARCH 31,
                                       ------------
                                       1999    1998    CHANGE
                                       ----    ----    ------
FULL-TIME EQUIVALENT STAFF:
   Banking units                       4,540   4,881    (341)
   Mortgage banking                    2,760   1,840     920
   Insurance, leasing & brokerage        305     318     (13)
                                       -----   -----    ----
   Total                               7,605   7,039     566
                                       =====   =====    ====

During the first quarter of 1999 compared to the same period a year ago, occupancy expenses increased 11.8%, and equipment expenses increased 4.7%. Other operating expenses increased by 14.9% or $6.4 million over the prior year.

YEAR 2000 READINESS DISCLOSURE
The Corporation is currently in the process of addressing a significant issue facing all users of automated information systems. The problem is that many computer systems that process transactions based on two digits representing the year of transaction may recognize a date using "00" as the year 1900 rather than the year 2000. The problem could affect a wide variety of automated information systems such as mainframe applications, personal computers and communication systems, in the form of software failure, errors or miscalculations. By nature, the banking and financial services industries are highly dependent upon computer systems to process significant transaction volumes and because of a date dependency for interest measurements on financial instruments such as loans and deposits.

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

The Corporation utilizes vendor supplied software packages for its "mission critical" applications. All "mission critical" systems were Year 2000 ready with the current releases installed and tested for all applications and were in production on December 31, 1998. In addition, the Corporation has acquired testing tools to be used during a second phase of testing. During this phase, which will occur during the first half of 1999, system dates will be reset and validation will take place in an integrated event level testing environment.

In a worst case scenario, testing of the remediated systems could yield a failure when processing data beyond December 31, 1999. However, management believes this to be a remote possibility since initial testing has yielded no issues of significant consequence. In addition, the second phase of testing is expected to allow adequate time to address any issues which are identified. The Corporation is also updating its business resumption plans to include contingency actions for Year 2000 issues. With these measures in place, the Corporation expects no materially adverse failures in its data processing systems as a result of the century change.

Diagnosis, reprogramming and other remedies are expected to result in expenditures of approximately $16 million, over the four years ended December 31, 1999. As of March 31, 1999, approximately $13.2 million of these expenditures have been recognized as incurred by Old Kent since 1995. As of March 31, 1999, Old Kent was fully compliant on all "mission critical" computer systems and 85% compliant on non-critical applications. Management expects to be fully compliant on non-critical applications by mid-1999 and expects to expend the remaining $2.8 million during 1999.

In addition to reviewing its own computer operating systems and applications, the Corporation has initiated formal communications with its significant suppliers (operating risk) and large customers (credit risk) to determine the extent to which Old Kent is vulnerable to those third parties' failure to resolve their own Year 2000 issues. There is no assurance that the systems of other companies on which the Corporation's systems rely will be timely converted. If such modifications and conversions are not made, or are not completed in a timely manner, the Year 2000 issue could have an adverse impact on the operations of the Corporation. The Corporation's Year 2000 contingency plans for each line of business will address alternative processing methods for all critical functions including lending, transaction processing, liquidity and service delivery methods.

This Year 2000 Readiness Disclosure is based upon and partially repeats information provided by Old Kent's outside consultants, vendors and others regarding the Year 2000 readiness of Old Kent and its customers, vendors and other parties. Although management believes this information to be accurate, it has not in each case independently verified such information.

BALANCE SHEET CHANGES
Total interest-earning assets decreased 4.1% or $615 million from December 31, 1998. Loans increased $423 million or 4.8% since year end 1998. Total
securities increased $123 million since year-end 1998.   Mortgages held-
for-sale decreased 36.5% or $827 million. Other interest-earning assets, primarily representing securitized mortgages classified as trading account securities, decreased $334 million since year end 1998.

Total deposits decreased $448 million or 3.5% from year-end 1998;
noninterest-bearing deposits decreased 11.3% or $236 million and interest-bearing deposits decreased 2.0% or $212 million. Other borrowed funds decreased $275 million or 13.3% from December 31, 1998.

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

Old Kent has filed a shelf registration to issue $250 million of common stock, preferred stock, depositary shares, debt securities and warrants and a shelf registration to issue an additional $200 million of trust preferred securities. Sales of securities under these registration statements could also be used as a source of liquidity and capital if and as needed.

At March 31, 1999, shareholders' equity was $1,099 million compared to $1,135 million at December 31, 1998. The changes in total shareholders' equity and book value per common share are summarized in the tables below.

                                        TOTAL SHARE-
                                       HOLDERS' EQUITY     BOOK VALUE PER
                                        (IN MILLIONS)       COMMON SHARE
                                       ---------------     --------------
Balance, December 31, 1998                $ 1,135.1            $ 10.86
Net income for the three months ended          58.6                .56
  March 31, 1999
Cash dividends paid                           (20.8)              (.20)
Change in other comprehensive income          (13.1)              (.13)
Stock repurchases (net of stock issued)       (60.8)              (.44)
                                          ---------             ------
Balance, March 31, 1999                   $ 1,099.0              10.65
                                          =========             ======

As shown in the table below, the Corporation repurchased approximately 1.5 million shares of its common stock during the three months ended March 31, 1999. These shares were repurchased pursuant to previously announced authorizations by Old Kent's board of directors. The repurchase of these shares had a beneficial effect on earnings per common share and return on average equity for the three month period ended March 31, 1999.

OLD KENT COMMON STOCK REPURCHASED AND RESERVED FOR FUTURE REISSUANCE IN CONNECTION WITH:

                                                             DIVIDEND
                                                           REINVESTMENT
                                                 STOCK     AND EMPLOYEE
                                     TOTAL     DIVIDENDS   STOCK PLANS
                                     -----     ---------   ------------
SHARES RESERVED AT 12/31/98         3,801,670   2,600,000     1,201,670
Shares repurchased                  1,504,968   1,300,000       204,968
Shares reissued                      (214,416)          0      (214,416)
                                    ---------   ---------     ---------
SHARES RESERVED AT 3/31/99          5,092,222   3,900,000     1,192,222
                                    =========   =========     =========

For a number of years, Old Kent has been authorized by its board of directors to repurchase shares in connection with the Corporation's

Dividend Reinvestment and Employee Stock Plans, and on a quarterly basis has systematically maintained a level of shares equivalent to permissible needs.

At March 31, 1999, Old Kent held 5,092,222 shares of its common stock reserved for reissuance as detailed in the table above. These shares were repurchased under June, 1998 and 1997 board of directors authorizations allowing management to repurchase up to 6 million shares (under each authorization) of Old Kent Common Stock intended for future reissuance in connection with stock dividends, dividend reinvestment and employee stock plans, and other corporate purposes. Under the most recent (June, 1998) authorization, approximately 5.2 million of the total 6.0 million shares authorized are intended for anticipated future stock dividends. Management anticipates that this number of shares will have been repurchased prior to July, 1999 in a systematic pattern (on a quarterly ratable basis) of open market and privately negotiated transactions. The remaining .8 million shares of the authorization are intended for reissue in connection with the Corporation's dividend reinvestment and employee stock plans, as well as other unspecified corporate purposes such as business acquisitions accounted for as purchases.

Total equity at March 31, 1999, was increased by an after-tax unrealized gain of $7.3 million on securities available-for-sale. Shareholders' equity as a percentage of total assets as of March 31, 1999, was 6.91%.

The following table represents the Registrant's consolidated regulatory capital position as of March 31, 1999:

REGULATORY CAPITAL AT MARCH 31, 1999
(IN MILLIONS)                                        TIER 1        TOTAL
                                      LEVERAGE     RISK-BASED    RISK-BASED
                                        RATIO       CAPITAL       CAPITAL
                                        -----       -------       -------
Actual capital                         $ 1073.1      $1073.1    $ 1,318.8
Required minimum regulatory capital       484.3        464.9        929.8
                                       --------      -------    ---------
Capital in excess of requirements      $  588.8      $ 608.2    $   389.0
                                       ========      =======    =========
Actual ratio                              6.65%        9.23%       11.35%
Regulatory Minimum Ratio                  3.00%        4.00%        8.00%
Ratio considered "well capitalized"
   by regulatory agencies                 5.00%        6.00%       10.00%

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The information concerning quantitative and qualitative disclosures about market risk contained and incorporated by reference in Item 7A of the Corporation's Form 10-K Annual Report for its fiscal year ended
December 31, 1998, is here incorporated by reference.

Old Kent faces market risk to the extent that both earnings and the fair values of its financial instruments are affected by changes in interest rates. The Corporation manages this risk with three tools: static GAP analysis, simulation modeling, and economic value of equity estimation. Throughout the first three months of 1999, the results of these three measurement techniques were within the Corporation's policy guidelines. The Corporation does not believe that there has been a material change in the Corporation's primary market risk exposures, including the categories of market risk to which the Corporation is exposed and the particular markets that present the primary risk of loss to the Corporation. As of the date of this Form 10-Q Quarterly Report, the Corporation does not know of or expect there to be any material change in the general nature of its primary market risk exposure in the near term.

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

                        PART II.  OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

          The board of directors of the Corporation amended and restated the bylaws of the corporation on February 15, 1999. This amendment and restatement of the bylaws was a general updating of the bylaws and, among other things, reflected changes in applicable laws and regulations.

          Changes to the bylaws which may affect the rights of holders of the Corporation's Common Stock, $1 par value, include:

          ELECTRONIC VOTING. A Shareholder may authorize another person or persons to act for the shareholder as proxy by transmitting or authorizing the transmission of a telegram, cablegram or other means of electronic transmission to the person who will hold the proxy or to that proxy's agent. Any such electronic transmission must either set forth or be submitted with information from which it can be determined if the electronic transmission was authorized by the shareholder. A copy, facsimile communication, or other reliable reproduction of the writing or transmission authorizing a person to serve as proxy may be accepted in lieu of the original writing if it is a complete reproduction of the original writing or transmission.

          NOTICE PROVISION FOR SHAREHOLDER PROPOSALS. A Shareholder seeking to present a proposal for action at a meeting of the shareholders must present the proposal in the manner provided by
     Article II, Section 10 of the bylaws as amended and restated and any other applicable requirements. For a matter to be properly presented by a shareholder for action at a meeting of shareholders, the shareholder must be a shareholder of record and must have given timely notice of the shareholder's intention to present the matter for action at the meeting. To be timely, the notice must be delivered to or mailed and received at the office of the Secretary of the Corporation not less than 120 calendar days prior to the date corresponding to the date on which the Corporation's proxy statement and notice of meeting was first released to shareholders in connection with the last preceding annual meeting of shareholders, in the case of an annual meeting (unless the meeting date is changed by more than 30 days) or not more than seven days after the earlier of the date of notice of the meeting or public disclosure of the date of the meeting, in the case of the special meeting. The notice must include a brief description of the matter to be presented, the name and record address of the shareholder proposing the matter, the class and number of shares of stock beneficially owned by the shareholder, any material interest of the shareholder in the proposal, and the text of the resolution proposed to be presented.

          Other changes affected by the amendment and restatement of the bylaws are essentially procedural, and are not believed by the Corporation to be material to shareholders. The narrative text presented in response to this Item 2 is a summary. The full text of the bylaws, which are incorporated by reference as Exhibit 3.2 to this Form 10-Q Quarterly Report, is incorporated by reference in response to this Item 2. Shareholders are referred to the full text of the bylaws for a complete and accurate statement of the rights of shareholders under the bylaws.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          The registrant's annual meeting of shareholders was held on April 19, 1999. All nominees for director were elected by the following votes:

               ELECTION OF DIRECTORS          VOTES CAST
               ---------------------     --------------------
                                           FOR       WITHHELD
                                           ---       --------
               Mr. Richard L. Antonini   87,747,166   173,115
               Mr. William G. Gonzalez   87,723,760   148,925
               Mr. Hendrik G. Meijer     87,830,611    99,117
               Mr. Percy A. Pierre       87,808,433   133,451
               Ms. Marilyn J. Schlack    87,796,679   121,342
               Mr. Peter F. Secchia      87,593,277   248,461

          The terms of office of the following directors continued after the meeting:

               Mr. John D. Boyles       Mr. Kevin T. Kabat
               Mr. William P. Crawford  Mr. Fred P. Keller
               Mr. Dick DeVos           Mr. John P. Keller
               Mr. James P. Hackett     Mr. David J. Wagner
               Ms. Erina Hanka          Ms. Margaret Sellers Walker
               Mr. Michael J. Jandernoa Mr. Robert H. Warrington

          The proposals below were approved by the following votes:

                                                                  ABSTAIN AND
                                          FOR         AGAINST   BROKER NON VOTES
                                          ---         -------   ----------------
Stock Incentive Plan of 1999           59,167,494    14,774,446     14,546,685
Employee Stock Purchase Plan of 1999   71,472,228     2,648,296     14,368,052

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  The following exhibits are filed as part of this report:

     NUMBER EXHIBIT
     ------ -------
       2.1 Agreement and Plan of Merger between CFSB Bancorp, Inc., Old Kent Financial Corporation and OKFC Acquisition Corporation. Previously filed as Exhibit 2 to Old Kent's Form S-4
            Registration Statement (Registration No. 333-75653) filed April 27, 1999. Here incorporated by reference.

       2.2 Agreement and Plan of Merger between Pinnacle Banc Group, Inc. and Old Kent Financial Corporation. Previously filed as
            Exhibit 2.1 to Old Kent's Form 8-K Current Report dated March 18, 1999. Here incorporated by reference.

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

      12    Ratio of Earnings to Fixed Charges

      27    Financial Data Schedule

     (b) The following reports on Form 8-K were filed during the first quarter of 1999:

               DATE OF EVENT             ITEM       FINANCIAL STATEMENTS
               REPORTED                  REPORTED         FILED
               --------                  --------         -----
               February 25, 1999        5, 7             na
               March 15, 1999           7                na
               March 18, 1999           5, 7             na

                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   OLD KENT FINANCIAL CORPORATION



Date:  May 14, 1999                By /S/ DAVID J. WAGNER
                                      David J. Wagner
                                      Chairman of the Board, President and
                                      Chief Executive Officer



Date:  May 14, 1999                By /S/ ROBERT H. WARRINGTON
                                      Robert H. Warrington
                                      Vice Chairman of the Board and
                                      Chief Financial Officer

                               EXHIBIT INDEX


     NUMBER EXHIBIT
     ------ -------
       2.1 Agreement and Plan of Merger between CFSB Bancorp, Inc., Old Kent Financial Corporation and OKFC Acquisition Corporation. Previously filed as Exhibit 2 to Old Kent's Form S-4
            Registration Statement (Registration No. 333-75653) filed April 27, 1999. Here incorporated by reference.

       2.2 Agreement and Plan of Merger between Pinnacle Banc Group, Inc. and Old Kent Financial Corporation. Previously filed as
            Exhibit 2.1 to Old Kent's Form 8-K Current Report dated March 18, 1999. Here incorporated by reference.

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

      12    Ratio of Earnings to Fixed Charges

      27    Financial Data Schedule