Form 10-Q
period 1999-06-30
OLD KENT FINANCIAL CORP /MI/
filed 1999-08-16
CIK 746969

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 1999, or

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

Yes    X              No

The number of shares outstanding of the registrant's Common Stock, par value $1, as of July 31, 1999 was 113,125,094 shares.

INDEX

OLD KENT FINANCIAL CORPORATION

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

Consolidated Balance Sheets as of June 30, 1999
and December 31, 1998

Consolidated Statements of Income for the three and
six months ended June 30, 1999 and 1998

Consolidated Statements of Cash Flows for the
six months ended June 30, 1999 and 1998

Notes to Consolidated Financial Statement

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

Item 1.   Financial Statements

OLD KENT FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets (Unaudited)

	June 30,	December 31,
(dollars in thousands)	1999	1998

ASSETS:
Cash and due from banks	$ 579,107	$ 615,845
Federal funds sold and resale agreements	13,325	9,230
Total cash and cash equivalents	592,432	625,075
Interest-earning deposits	102	5,044
Trading account securities	--	349,090
Mortgages held-for-sale	1,378,693	2,262,696
Securities available-for-sale:
Collateralized mortgage obligations and other
mortgage-backed securities	1,784,418	1,819,122
Other securities	696,767	947,574
Total securities available-for-sale (amortized cost of
$2,516,364 and $2,735,301, respectively)	2,481,185	2,766,696
Securities held-to-maturity:
Collateralized mortgage obligations and other
mortgage-backed securities	121,355	180,369
Other securities	620,953	623,376
Total securities held-to-maturity (market values of
$739,632 and $823,610, respectively)	742,308	803,745
Loans	9,822,624	8,883,716
Allowance for credit losses	(169,391)	(167,665)
Net loans	9,653,233	8,716,051
Premises and equipment	221,513	220,981
Other assets	859,124	839,480
Total Assets	$15,928,590	$16,588,858

LIABILITIES AND SHAREHOLDERS' EQUITY:
Liabilities:
Deposits:
Non-interest-bearing	$ 1,949,222	$ 2,098,446
Interest-bearing	10,342,866	10,700,895
Foreign deposits -- interest-bearing	71,252	140,077
Total deposits	12,363,340	12,939,418
Other borrowed funds	2,046,711	2,061,142
Other liabilities	246,208	253,188
Long term debt	200,000	200,000
Total Liabilities	14,856,259	15,453,748

Shareholders' Equity:
Preferred stock: 25,000,000 shares authorized and unissued	--	--
Common stock, $1 par value: 300,000,000 shares authorized;
107,557,728 and 104,498,649 shares issued and outstanding	107,558	104,499
Capital surplus	251,974	139,736
Retained earnings	735,727	870,468
Accumulated other comprehensive income (loss)	(22,928)	20,407
Total Shareholders' Equity	1,072,331	1,135,110

Total Liabilities and Shareholders' Equity	$15,928,590	$16,588,858

The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD KENT FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Income (Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
(dollars in thousands, except per share data)	1999	1998	1999	1998

Interest income:
Interest and fees on loans	$200,043	$196,884	$387,213	$398,650
Interest on mortgages held-for-sale	27,511	30,004	63,490	56,885
Interest on securities available-for-sale	44,742	37,372	88,695	73,962
Interest on securities held-to-maturity:
Taxable	6,328	20,394	13,988	43,756
Tax-exempt	6,128	4,713	11,980	9,301
Interest on deposits	110	219	291	395
Interest on federal funds sold and resale agreements	234	618	430	1,542
Interest on trading account securities	--	30	1,609	42
Total interest income	285,096	290,234	567,696	584,533

Interest Expense:
Interest on domestic deposits	102,847	111,061	210,824	222,024
Interest on foreign deposits	1,444	503	2,171	1,163
Interest on other borrowed funds	24,540	30,483	46,610	61,777
Interest on subordinated debt	3,207	3,387	6,415	6,753
Total interest expense	132,038	145,434	266,020	291,717

Net Interest Income	153,058	144,800	301,676	292,816

Provision for credit losses	4,794	11,858	11,660	27,239
Net interest income after provision
for credit losses	148,264	132,942	290,016	265,577

Other Income:
Mortgage banking revenues (net)	48,481	36,813	92,030	66,718
Investment management and trust revenues	17,678	15,126	35,197	29,343
Deposit account revenues	15,308	14,310	29,640	28,170
Insurance sales commissions	6,124	4,783	11,979	10,343
ATM revenues	2,137	1,804	3,939	3,406
Brokerage commissions	1,672	955	2,851	1,511
Securities gains	193	2,588	316	3,426
Nonrecurring income/(expense)	--	776	(30)	6,489
Other	10,402	10,082	21,955	20,459
Total other income	101,995	87,237	197,877	169,865

Other Expenses:
Salaries and employee benefits	81,074	71,897	160,133	146,354
Occupancy expense	11,355	10,211	22,768	20,420
Equipment expense	10,019	9,046	19,148	17,762
Amortization of goodwill and intangibles	3,703	3,552	7,251	7,130
Advertising and promotion	2,007	2,992	4,524	5,320
Other expenses	46,856	37,690	90,011	74,623
Total other expenses	155,014	135,388	303,835	271,609

Income Before Income Taxes	95,245	84,791	184,058	163,833
Income taxes	33,205	29,957	63,415	57,476
Net Income	$ 62,040	$ 54,834	$120,643	$106,357

Earnings Per Common Share:
Basic	$ 0.58	$ 0.48	$ 1.11	$ 0.93
Diluted	$ 0.57	$ 0.48	$ 1.10	$ 0.92

Dividends Per Common Share	$ 0.190	$ 0.163	$ 0.380	$ 0.326

Average number of shares used to compute: (in thousands)
Basic earnings per share	107,626	113,342	108,328	114,074
Diluted earnings per share	108,576	114,266	109,314	115,018

The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD KENT FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)

	For the Six Months
	Ended June 30,
(dollars in thousands)	1999	1998

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 120,643	$ 106,357
Adjustments to reconcile net income
to net cash provided by (used for) operating activities:
Provision for credit losses	11,660	27,239
Depreciation, amortization and accretion	25,635	24,688
Net gains on sales of assets	(92,474)	(79,597)
Net change in trading account securities	349,216	1,072
Originations and acquisitions of mortgages held-for-sale	(7,136,002)	(6,000,061)
Proceeds from sales and prepayments of mortgages held-for-sale	7,982,833	5,751,830
Net change in other assets	99,021	18,927
Net change in other liabilities	23,759	(18,179)
Net cash provided by (used for) operating activities	1,384,291	(167,724)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and prepayments of securities available-for-sale	448,645	133,914
Proceeds from sales of securities available-for-sale	499,221	693,383
Purchases of securities available-for-sale	(727,825)	(922,597)
Proceeds from maturities and prepayments of securities held-to-maturity	136,228	353,339
Purchases of securities held-to-maturity	(74,350)	(189,136)
Net change in interest-earning deposits	4,942	(14,542)
Proceeds from sale of loans	9,482	123,203
Net change in loans	(958,005)	129,676
Purchases of leasehold improvements, premises and equipment, net	(16,468)	(12,408)
Net cash provided by (used for) investing activities	(678,130)	294,832

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in time deposits	(519,169)	(76,511)
Change in demand and savings deposits	(56,927)	323,370
Change in other borrowed funds	(14,429)	(225,168)
Repurchases of common stock	(118,634)	(143,981)
Proceeds from common stock issuances	11,674	13,878
Dividends paid to shareholders	(41,319)	(41,122)
Net cash provided by (used for) financing activities	(738,804)	(149,534)

Net change in cash and cash equivalents	(32,643)	(22,426)
Cash and cash equivalents at beginning of year	625,075	674,649
Cash and cash equivalents at June 30	$ 592,432	$ 652,223

Supplemental disclosures of cash flow information:
Interest paid on deposits, other borrowed funds and
subordinated debt	$ 264,835	$ 301,054
Income taxes paid	28,519	42,381
Significant non-cash transactions:
Stock dividend issued	213,910	163,011

The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD KENT FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 1999

NOTE A: BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation's annual report on Form 10-K for the year ended December 31, 1998.

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

Old Kent uses forward sale agreements and options on forward sale agreements to protect the value of residential loan commitments, loans held for sale and related mortgage backed securities held in the trading account. The market value of the financial hedges associated with loan origination commitments and loans held for sale are included in the aggregate valuation of mortgages held for sale. Premiums paid for options are deferred as a component of other assets and amortized against gains on sale of loans over the contract term. Forward sale agreements associated with mortgage backed securities held in the trading account are considered when marking those securities to market, with the corresponding adjustment recorded to gains on sale of loans.

From time to time, Old Kent uses Treasury futures and options on Treasury futures to help protect against market value changes in the mortgage servicing right ("MSR") portfolio. The fair value of the hedges are recorded as an adjustment to the carrying amount of the MSR with a corresponding adjustment to cash or other receivables or payables. If terminated, the realized gain or loss on the hedge is included in MSR amortization over the estimated life of the loan servicing that had been hedged. Option premiums paid or

OLD KENT FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued (Unaudited)
June 30, 1999

received are deferred as a component of other assets and amortized as MSR amortization over the contract term.

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

Statement 133 is effective beginning January 1, 2001. A company may also implement the Statement as of the beginning of any fiscal quarter after issuance. Statement 133 cannot be applied retroactively. Statement 133 must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997 (and, at Old Kent's election, those issued or acquired before January 1, 1998).

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

NOTE D: LOANS AND NONPERFORMING ASSETS
The following summarizes loans and nonperforming assets at the dates indicated (in thousands of dollars):

OLD KENT FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued (Unaudited)
June 30, 1999

	June 30,	December 31,
Loans:	1999	1998
Commercial	$2,945,482	$2,727,892
Real estate - Commercial	2,018,143	1,920,107
Real estate - Construction	810,094	693,958
Real estate - Residential mortgages	1,065,617	1,012,510
Real estate - Consumer home equity	1,475,843	1,031,312
Consumer	1,328,609	1,334,374
Lease financing	178,836	163,563
Total Loans	$9,822,624	$8,883,716

	June 30,	December 31,
Nonperforming assets:	1999	1998
Nonaccrual loans	$ 47,832	$ 57,120
Restructured loans	2,502	2,664
Impaired loans	50,334	59,784
Other real estate owned	5,792	6,872
Total nonperforming assets	$ 56,126	$ 66,656

Loans past due 90 days or more	$ 13,657	$ 15,083

At June 30, 1999, the Corporation's management has identified loans totaling approximately $15.4 million as potential problem loans. These loans are not included as nonperforming assets in the table above. While these loans were in compliance with repayment terms at June 30, 1999, other circumstances caused management to seriously doubt the ability of the borrowers to continue to remain in compliance with existing loan repayment terms.

NOTE E: ALLOWANCE FOR CREDIT LOSSES AND NET CHARGE-OFFS
The following summarizes the changes in the allowance for credit losses, and net charge-offs (in thousands of dollars):

	For the Six Months
	ended June 30,
Allowance for Credit Losses	1999	1998
Balance at January 1,	$167,665	$160,952
Changes in allowance due to acquisitions / divestitures / sales	120	(475)
Provision for credit losses	11,660	27,239
Gross loans charged-off	(19,313)	(28,675)
Gross recoveries of loans previously charged-off	9,259	8,714
Balance at end of period	$169,391	$167,755

OLD KENT FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued (Unaudited)
June 30, 1999

	For the Six Months
	ended June 30,
Net Loan Charge-Offs	1999	1998
Commercial & Commercial Real Estate Loans	$ 3,523	$ 9,563
Consumer	5,605	9,255
Residential Mortgages	250	141
Leases	676	1,002
Total Net Charge-Offs	$10,054	$19,961

NOTE F: SECURITIES AVAILABLE-FOR-SALE
The following summarizes amortized costs and estimated market values of securities available-for-sale at the dates indicated (in thousands of dollars):

				Carrying
		Gross	Gross	Value
	Amortized	Unrealized	Unrealized	at Market
June 30, 1999:	Cost	Gains	Losses	Value
U.S. Treasury and federal agency securities	$ 537,098	$ 1,017	$ 8,286	$ 529,829
Collateralized mortgage obligations:
U.S. Government issued	1,127,321	727	19,072	1,108,976
Privately issued	285,759	250	1,658	284,351
Mortgage-backed pass-through securities	397,441	125	6,475	391,091
Other securities	168,745	515	2,322	166,938
Total securities available-for-sale	$2,516,364	$ 2,634	$37,813	$2,481,185

December 31, 1998:
U.S. Treasury and federal agency securities	$ 726,839	$21,576	$ 42	$ 748,373
Collateralized mortgage obligations:
U.S. Government issued	1,301,667	8,661	1,817	1,308,511
Privately issued	365,343	2,055	902	366,496
Mortgage-backed pass-through securities	143,449	1,230	564	144,115
Other securities	198,003	1,659	461	199,201
Total securities available-for-sale	$2,735,301	$35,181	$ 3,786	$2,766,696

NOTE G: SECURITIES HELD-TO-MATURITY
The following summarizes amortized costs and estimated market values of securities held-to-maturity at the dates indicated (in thousands of dollars):

OLD KENT FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued (Unaudited)
June 30, 1999

		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
June 30, 1999:	Cost	Gains	Losses	Value
U.S. Treasury and federal agency securities	$122,990	$ 607	$ 121	$123,476
Collateralized mortgage obligations:
U.S. Government issued	42,694	--	417	42,277
Privately issued	6,274	--	45	6,229
Mortgage-backed pass-through securities	72,387	1,481	527	73,341
State and political subdivisions	497,028	8,811	12,465	493,374
Other securities	935	--	--	935
Total securities held-to-maturity	$742,308	$10,899	$13,575	$739,632

December 31, 1998:
U.S. Treasury and federal agency securities	$182,364	$ 2,406	$ 33	$184,737
Collateralized mortgage obligations:
U.S. Government issued	65,647	77	240	65,484
Privately issued	26,210	--	106	26,104
Mortgage-backed pass-through securities	88,512	1,974	93	90,393
State and political subdivisions	440,077	16,347	467	455,957
Other securities	935	--	--	935
Total securities held-to-maturity	$803,745	$20,804	$ 939	$823,610

NOTE H: SHAREHOLDERS' EQUITY
In June, 1999, the Board of Directors of Old Kent Financial Corporation declared a 5% stock dividend payable July 19, 1999, to shareholders of record on June 29, 1999. All per share amounts included in this report have been adjusted to reflect this dividend.

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

The following table summarizes information about reportable operating segments' profit for the three month period ended June 30, 1999 and 1998:

OLD KENT FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued (Unaudited)
June 30, 1999

	Net Interest	Non Interest	Net
	Income	Income and Fees	Income
June 30, 1999
Corporate Banking	$35,203	$3,554	$16,742
Retail Banking	63,480	14,289	14,708
Community Banking	38,112	7,817	13,176
Investment & Insurance Services	4,660	26,308	7,779
Mortgage Banking	11,237	49,509	5,718
Treasury	366	518	3,917
Consolidated	$153,058	$101,995	$62,040

June 30, 1998
Corporate Banking	$ 33,717	$ 3,581	$13,659
Retail Banking	59,970	12,812	14,519
Community Banking	38,273	8,591	14,211
Investment & Insurance Services	3,527	21,875	5,147
Mortgage Banking	5,351	37,236	4,039
Treasury	3,962	3,142	3,259
Consolidated	$144,800	$ 87,237	$54,834

The following table summarizes information about reportable operating segments' profit for the six month period ended June 30, 1999 and 1998:

	Net Interest	Non Interest	Net
	Income	Income and Fees	Income
June 30, 1999
Corporate Banking	$ 70,077	$ 7,326	$ 32,160
Retail Banking	123,840	28,081	28,192
Community Banking	75,672	15,819	26,237
Investment & Insurance Services	8,656	51,723	14,545
Mortgage Banking	23,616	93,728	12,253
Treasury	(185)	1,200	7,256
Consolidated	$301,676	$197,877	$120,643

OLD KENT FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued (Unaudited)
June 30, 1999

June 30, 1998
Corporate Banking	$69,147	$7,339	$28,189
Retail Banking	119,305	26,654	26,986
Community Banking	76,784	20,879	26,995
Investment & Insurance Services	6,907	43,170	9,091
Mortgage Banking	11,429	67,137	6,246
Treasury	9,244	4,686	8,850
Consolidated	$292,816	$169,865	$106,357

NOTE J: OTHER ASSETS
Other assets, as shown in the accompanying consolidated balance sheets, include the following (net of amortization):

	June 30,	December 31,
	1999	1998
Goodwill	$101,114	$102,538
Core Deposit Intangibles	17,376	19,452
Total	$118,490	$121,990

Other assets, as shown in the accompanying consolidated balance sheets, include mortgage servicing rights ("MSRs") as follows:

	June 30,	December 31,
	1999	1998
MSRs (net of amortization)	$278,440	$227,625
Less servicing impairment reserve	(7,587)	(9,129)
Carrying value of MSRs	$270,853	$218,496
Estimated aggregate fair value of capitalized MSRs	$320,000	$253,000

The following reflects changes in capitalized mortgage serving rights for the time periods indicated:

	For the Six Months
	ended June 30,
	1999	1998
Balance at beginning of period	$218,496	$146,359
Additions	157,772	104,897
Sales	(74,607)	(17,813)
Amortization	(32,350)	(22,826)
Impairment Provision	1,542	(2,500)
Balance at end of period	$270,853	$208,117

OLD KENT FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued (Unaudited)
June 30, 1999

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

NOTE K: EARNINGS PER SHARE
The following table reconciles the numerators and denominators used in the calculations of basic and diluted earnings per share:

	For the Three Months		For the Six Months
	ended June 30,		ended June 30,
	1999	1998	1999	1998
Numerators: Numerator for both basic and diluted
earnings per share, net income	62,040,000	54,834,000	120,643,000	106,357,000

Denominators:
Denominator for basic earnings per share, average
outstanding common shares	107,626,050	113,342,250	108,328,500	114,074,100
Potential dilutive shares resulting from employee
stock plans	950,250	924,000	985,950	943,950
Denominator for diluted earnings per share	108,576,300	114,266,250	109,314,450	115,018,050

Earnings per share:
Basic	$0.58	$0.48	$1.11	$0.93
Diluted	$0.57	$0.48	$1.10	$0.92

NOTE L: COMPREHENSIVE INCOME
Comprehensive income reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For Old Kent, comprehensive income represents net income adjusted for the change in unrealized gains and losses on available-for-sale securities. Comprehensive income was approximately $32 million and $57 million for the quarters ended June 30, 1999 and 1998, respectively, and approximately $77 million and $111 million for the six month period ended June 30, 1999 and 1998, respectively.

NOTE M: BUSINESS COMBINATIONS
On July 9, 1999, Old Kent completed the acquisition of CFSB Bancorp, Inc. ("CFSB"). The merger was accounted for as a pooling-of-interests. Old Kent exchanged .5939 shares of Old Kent Common Stock for each outstanding share of CFSB Common Stock. The issuance totaled approximately 5.5 million shares. CFSB was a holding company headquartered in Lansing, Michigan. When acquired, CFSB had consolidated

OLD KENT FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued (Unaudited)
June 30, 1999

assets of approximately $878 million and consolidated deposits of approximately $567 million. CFSB was the parent of Community First Bank. CFSB provided banking services through sixteen offices in Ingham, Clinton, Eaton and Ionia counties. The following details the proforma effects of the merger as if it had been completed as of June 30, 1999:

	For the Three Months		For the Six Months
	ended June 30, 1999		ended June 30, 1999
	Old Kent	Proforma	Old Kent	Proforma

Net Income	$62,040,000	$63,307,709	$120,643,000	$124,449,469
Basic E.P.S.	$0.58	$0.56	$1.11	$1.09
Diluted E.P.S.	$0.57	$0.55	$1.10	$1.08
Number of shares used to calculate
basic E.P.S.	107,626,000	113,141,700	108,328,000	113,700,900
Number of shares used to calculate
diluted E.P.S.	108,576,000	114,168,700	109,314,000	114,896,000

	For the Three Months		For the Six Months
	ended June 30, 1998		ended June 30, 1998
	Old Kent	Proforma	Old Kent	Proforma

Net Income	$54,834,000	$58,043,158	$106,357,000	$112,395,989
Basic E.P.S.	$0.48	$0.48	$0.92	$0.93
Diluted E.P.S.	$0.48	$0.49	$0.93	$0.94
Number of shares used to calculate
basic E.P.S.	113,342,000	118,683,500	114,074,000	119,458,500
Number of shares used to calculate
diluted E.P.S.	114,266,000	119,867,800	115,018,000	120,665,800

On March 18, 1999, Old Kent entered into a definitive agreement for the merger of Pinnacle Banc Group, Inc. ("Pinnacle"). The merger will be accounted for as a pooling-of-interests. Old Kent will exchange .75285 shares of Old Kent Common Stock for each outstanding share of Pinnacle Common Stock. Old Kent expects to issue approximately 5.6 million shares related to this transaction. Pinnacle is a bank holding company headquartered in the Chicago suburb of Oak Brook, Illinois, with consolidated assets of approximately $1,005 million and consolidated deposits of approximately $861 million at June 30, 1999. Pinnacle is the parent of Pinnacle Bank which operates thirteen branches in the Chicago metropolitan area and Pinnacle Bank of the Quad-Cities which operates three branches in western Illinois. The merger is expected to be completed in the third quarter of 1999.

On July 29, 1999, Old Kent entered into a definitive agreement for the acquisition of Merchants Bancorp, Inc. ("Merchants"). The merger will be accounted for as a pooling-of-interests. Old Kent will exchange .830

OLD KENT FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued (Unaudited)
June 30, 1999

shares of Old Kent Common Stock for each outstanding share of Merchants Common Stock. Old Kent expects to issue approximately 4.5 million shares related to this transaction. Merchants is a bank holding company headquartered in Aurora, Illinois, with consolidated assets of approximately $921 million and consolidated deposits of approximately $778 million at June 30, 1999. Merchants operates 12 suburban Chicago area banking sites as well as two banking sites in Dekalb and Kendall Counties. The merger is subject to shareholder and regulatory approval and is expected to be completed in the first quarter of 2000.

NOTE N: LONG TERM DEBT
Long term debt, as shown in the accompanying consolidated balance sheets, consists of the following:

	June 30,	December 31,
	1999	1998
Subordinated notes, 6 5/8% due November 15, 2005	$100,000	$100,000
Capital securities, as described below	100,000	100,000
Total long term debt	$200,000	$200,000

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
June 30, 1999

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

RESULTS OF OPERATIONS
Old Kent's net income was $62.0 million for the second quarter of 1999 compared to $54.8 million for the same period in 1998. Second quarter diluted earnings per share was $.57, a 19% increase over $.48 for the same period last year. For the six month period ended June 30, 1999, net income was $120.6 million compared to $106.4 million a year ago and diluted earnings per share was $1.10, a 19.6 % increase over year to date 1998 of $.92.

Total assets were $15.9 billion at quarter-end compared to $16.6 billion at December 31, 1998. The decrease was primarily a result of a reduction in mortgages held-for-sale. Return on average equity for the second quarter of 1999 was 23.2% compared to 18.7% for the second quarter of 1998. Return on average assets was 1.53% for the second quarter of 1999 compared to 1.38% for the second quarter of 1998.

Old Kent's net interest income for the second quarter of 1999 was $153.1 million, a 5.7% increase over the $144.8 million recorded in the same period of 1998. For the second quarter of 1999, the net interest margin was 4.23% compared to 4.03% a year ago. These increases are due to a favorable change in the asset mix as well as a decrease in costs of funds. On the asset side, higher yielding commercial and consumer loans grew $966 million, while lower yielding securities and mortgages held-for-sale decreased $733 million. These improvements in asset mix on the balance sheet helped to offset a decline in overall asset yields, resulting in only a 21 basis point decrease in the yield on earning assets. On the funding side, savings and DDA combined grew $608 million and wholesale borrowing grew $106 million to offset a similar decrease of $176 million in negotiable and foreign deposits as the Corporation reduced its funding costs by 52 basis points. By attaining higher quality leverage in the balance sheet the margin increased by 20 basis points compared to second quarter, 1998.

The provision for credit losses was $4.8 million in the second quarter of 1999 and $11.9 million in the second quarter of 1998. Net credit losses were $4.0 million or .17% of average loans for the second quarter of 1999 compared to $9.9 million or .44% of average loans for the same period a year ago. The decrease was primarily due to lower net charge offs in the consumer and commercial portfolios. This improvement was directly attributable to strong credit quality policies as well as emphasis in reducing loan balances with undesirable credit risk through sale transactions or through exits of the credit relationship. The allowance for credit losses as a percent of loans and leases outstanding was 1.72% at June 30, 1999 and 1.89% at December 31, 1998. Impaired loans as a percent of total loans was .51% at June 30, 1999 and .67% at December 31, 1998.

Total other operating income, (other income, excluding securities transactions and other nonrecurring income) increased 21.4% or $17.9 million during the second quarter of 1999 over the same period a year ago. The mortgage banking business contributed $11.7 million of this increase, primarily as a result of growth and expansion of Old Kent Mortgage Company, along with a generally favorable economy. Investment management and trust revenues increased 16.9% or $2.6 million as a result of focused sales initiatives and business development efforts. Service charges on deposits increased 7.0% or $1 million. All other service charges and fees increased $2.7 million over the same period a year ago.

Old Kent sold approximately $3.3 billion of residential mortgage loans during the quarter. Old Kent's residential third party mortgage servicing portfolio was $14.7 billion at June 30, 1999, and $14.0 billion at December 31, 1998.

Total net securities gains for the second quarter of 1999 were $193 thousand compared to gains of $2.6 million for the same period of 1998.

Total operating expenses for the second quarter of 1999 increased $19.6 million, or 14.5%, over the same period in 1998. These increases are primarily attributable to the growth in Mortgage Banking. Old Kent Mortgage Company operated 167 branches in 32 states as of June 30, 1999 compared to 125 branches in 30 states as of June 30, 1998.

Salaries, wages and employee benefits increased $9.2 million or 12.8% for the second quarter of 1999 over the second quarter of 1998 largely as a result of increased staffing in the Mortgage Company. The number of full-time equivalent employees for the Corporation increased by 657 over a year ago, to 7,878 at June 30, 1999.

	June 30,
	1999	1998	Change
Full-time equivalent staff:
Banking units	4,554	4,816	(262)
Mortgage banking	3,014	2,077	937
Insurance, leasing & brokerage	310	328	(18)

Total	7,878	7,221	657

During the second quarter of 1999 compared to the same period a year ago, occupancy expenses increased 11.2%, and equipment expenses increased 10.8%. Other operating expenses increased by 18.8% or $8.3 million over the prior year.

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

The Corporation utilizes vendor supplied software packages for its "mission critical" applications. All "mission critical" systems were Year 2000 ready with the current releases installed and tested for all applications and were in production on December 31, 1998. In addition, the Corporation has acquired testing tools which were used during a second phase of testing completed on June 30, 1999. System dates were reset and validation took place in an integrated event level testing environment.

The testing of the remediated systems was very successful with no significant failures experienced when processing data beyond December 31, 1999. The Corporation has also updated its business resumption plans to include contingency actions for Year 2000 issues. With these measures in place, the Corporation expects no materially adverse failures in its data processing systems as a result of the century change. As of June 30, 1999, Old Kent believes that it is compliant on all applications.

Diagnosis, reprogramming and other remedies are expected to result in expenditures of approximately $16 million, over the four years ended December 31, 1999. As of June 30, 1999, approximately $14.7 million of these expenditures have been recognized as incurred by Old Kent since 1995.

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

BALANCE SHEET CHANGES
Total interest-earning assets decreased 3.8% or $575 million from December 31, 1998. Loans increased $939 million or 10.6 % since year end 1998. Total securities decreased $280 million since year-end 1998. Mortgages held-for-sale decreased 39.1% or $884 million. Other interest-earning assets, primarily representing securitized mortgages classified as trading account securities, decreased $350 million since year end 1998.

Total deposits decreased $576 million or 4.5% from year-end 1998; noninterest-bearing deposits decreased 7.1 % or $149 million and interest-bearing deposits decreased 3.9% or $427 million. Other borrowed funds decreased $14 million from December 31, 1998.

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

Old Kent has filed a shelf registration to issue $250 million of common stock, preferred stock, depository shares, debt securities or warrants and a shelf registration to issue an additional $200 million of trust preferred securities. In addition, Old Kent has a $150 million committed line of credit from a syndicate of commercial banks. Sales of securities under these registration statements or advances against the line of credit could also be used as sources of liquidity and capital if and as needed.

At June 30, 1999, shareholders' equity was $1,072.3 million compared to $1,135.1 million at December 31, 1998. The changes in total shareholders' equity and book value per common share are summarized in the tables below.

	Total Share-
	holders' Equity	Book Value Per
	(in millions)	Common Share
Balance, December 31, 1998	$1,135.1	$10.34
Net income for the six months ended	120.6	1.11
June 30, 1999
Cash dividends paid	(41.3)	(.38)
Change in other comprehensive income	(43.3)	(.40)
Other Changes	1.9	.02
Stock repurchases (net of stock issued)	(100.7)	(.72)
Balance, June 30, 1999	$1,072.3	$ 9.97

As shown in the table below, the Corporation repurchased approximately 1.1 million shares of its common stock during the three months ended June 30, 1999. These shares were repurchased pursuant to previously announced authorizations by Old Kent's board of directors. The repurchase of these shares had a beneficial effect on earnings per common share and return on average equity for the three month period ended June 30, 1999.

Old Kent Common Stock repurchased and reserved for future reissuance in connection with:

			Dividend
			Reinvestment
		Stock	and Employee
	Total	Dividends	Stock Plans
Shares reserved at 3/31/99	5,092,222	3,900,000	1,192,222
Shares repurchased	1,118,209	1,118,209	0
Shares reissued	(221,880)	0	(221,880)
Shares reserved at 6/30/99	5,988,551	5,018,209	970,342

For a number of years, Old Kent has been authorized by its board of directors to repurchase shares in connection with the Corporation's Dividend Reinvestment and Employee Stock Plans, and on a quarterly basis has systematically maintained a level of shares equivalent to permissible needs.

At June 30, 1999, Old Kent held 5,988,551 shares of its common stock reserved for reissuance as detailed in the table above. These shares were repurchased under a June, 1998 board of directors authorization allowing management to repurchase up to 6 million shares of Old Kent Common Stock intended for future reissuance in connection with stock dividends, dividend reinvestment and employee stock plans, and other corporate purposes. Under the authorization, approximately 5.1 million of the total 6.0 million shares authorized are intended for anticipated future stock dividends. This number of shares was repurchased prior to the stock dividend paid in July, 1999 in a systematic pattern (on a quarterly ratable basis) of open market and privately negotiated transactions. The remaining .9 million shares of the authorization are intended for reissue in connection with the Corporation's dividend reinvestment and employee stock plans, as well as other unspecified corporate purposes such as business acquisitions accounted for as purchases.

At Old Kent's Annual Shareholders meeting in April 1999, the Stock Incentive Plan of 1999 was approved. Stock options have been an important component of Old Kent's executive incentive programs for many years. This new plan awards options to a much broader group of employees. The management of Old Kent believes that stock options are inherently performance-based compensation, in that they depend entirely on growth in stock price for their value. As of June 21, 1999, the Compensation Committee of the Old Kent Board of Directors approved grants of approximately 1.8 million stock options (adjusted for the 5% stock dividend) to employees.

In June, 1999, the Board of Directors of Old Kent Financial Corporation declared a 5% stock dividend payable July 19, 1999, to shareholders of record on June 29, 1999. All per share amounts included in this report have been adjusted to reflect this dividend.

At that same meeting, Old Kent's Directors authorized management, at its discretion, to purchase up to 3.0 million shares of the Corporation's common stock. It is anticipated that these shares will be purchased by the Corporation in a systematic program of open market or privately negotiated purchases. They will be reserved for later reissue in connection with a potential future stock dividends, the dividend reinvestment plan, employee benefit plans, and other general corporate purposes.

Total equity at June 30, 1999, was decreased by an after-tax unrealized loss of $23 million on securities available-for-sale. Shareholders' equity as a percentage of total assets as of June 30, 1999, was 6.73%.

The following table represents the Registrant's consolidated regulatory capital position as of June 30, 1999:

Regulatory capital at June 30, 1999
(in millions)		Tier 1	Total
	Leverage	Risk-Based	Risk-Based
	Ratio	Capital	Capital
Actual capital	$1079.9	$1079.9	$1,330.2
Required minimum regulatory capital	483.6	479.3	958.6
Capital in excess of requirements	$ 596.3	$ 600.6	$ 371.6
Actual ratio	6.70%	9.01%	11.10%
Regulatory Minimum Ratio	3.00%	4.00%	8.00%
Ratio considered "well capitalized"
by regulatory agencies	5.00%	6.00%	10.00%

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The information concerning quantitative and qualitative disclosures about market risk contained and incorporated by reference in Item 7A of the Corporation's Form 10-K Annual Report for its fiscal year ended December 31, 1998, is here incorporated by reference.

Old Kent faces market risk to the extent that both earnings and the fair values of its financial instruments are affected by changes in interest rates. The Corporation manages this risk with three tools: static GAP analysis, simulation modeling, and economic value of equity estimation. Throughout the first six months of 1999, the results of these three measurement techniques were within the Corporation's policy guidelines. The Corporation does not believe that there has been a material change in the Corporation's primary market risk exposures, including the categories of market risk to which the Corporation is exposed and the particular markets that present the primary risk of loss to the Corporation. As of the date of this Form 10-Q Quarterly Report, the Corporation does not know of or expect there to be any material change in the general nature of its primary market risk exposure in the near term.

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

Item 6. Exhibits and Reports on Form 8-K

          (a)          The following exhibits are filed as part of this report:

Number	Exhibit
2.1	Agreement and Plan of Merger between CFSB Bancorp, Inc., Old Kent Financial Corporation and OKFC Acquisition Corporation. Previously filed as Exhibit 2 to Old Kent's Form S-4 Registration Statement (Registration No. 333-75653) filed April 27, 1999. Here incorporated by reference.

2.2	Agreement and Plan of Merger between Pinnacle Banc Group, Inc., Old Kent Financial Corporation and OKFC Merger Corporation. Previously filed as Exhibit 2.1 to Old Kent's Form S-4 Registration Statement (Registration No. 333-78801) filed May 19, 1999. Here incorporated by reference.

2.3	Agreement and Plan of Merger between Merchants Bancorp, Inc., Old Kent Financial Corporation and Merchants Acquisition Corporation. Previously filed as Exhibit 2.1 to Old Kent's Form 8-K Current Report dated July 24, 1999. Here incorporated by reference.

3.1	Restated Articles of Incorporation. Previously filed as Exhibit 3.1 to Old Kent's Form S-4 Registration Statement (Registration No. 333-56209) filed June 5, 1998. Here incorporated by reference.

3.2	Bylaws. Previously filed as Exhibit 3.2 to Old Kent's Form 8-K Current Report dated March 15, 1999. Here incorporated by reference.

12	Ratio of Earnings to Fixed Charges

27	Financial Data Schedule

          (b)          The following reports on Form 8-K were filed during the second quarter of 1999:

Date of Event	Item	Financial Statements
Reported	Reported	Filed

April 15, 1999	5	na
June 21, 1999	5	na

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OLD KENT FINANCIAL CORPORATION

Date: August 13, 1999	By /s/ David J. Wagner
David J. Wagner
Chairman of the Board, President and
Chief Executive Officer

Date: August 13, 1999	By /s/ Mark F. Furlong
Mark F. Furlong
Executive Vice President and
Chief Financial Officer

EXHIBIT INDEX

Number	Exhibit
2.1	Agreement and Plan of Merger between CFSB Bancorp, Inc., Old Kent Financial Corporation and OKFC Acquisition Corporation. Previously filed as Exhibit 2 to Old Kent's Form S-4 Registration Statement (Registration No. 333-75653) filed April 27, 1999. Here incorporated by reference.

2.2	Agreement and Plan of Merger between Pinnacle Banc Group, Inc., Old Kent Financial Corporation and OKFC Merger Corporation. Previously filed as Exhibit 2.1 to Old Kent's Form S-4 Registration Statement (Registration No. 333-78801) filed May 19, 1999. Here incorporated by reference.

2.3	Agreement and Plan of Merger between Merchants Bancorp, Inc., Old Kent Financial Corporation and Merchants Acquisition Corporation. Previously filed as Exhibit 2.1 to Old Kent's Form 8-K Current Report dated July 24, 1999. Here incorporated by reference.

3.1	Restated Articles of Incorporation. Previously filed as Exhibit 3.1 to Old Kent's Form S-4 Registration Statement (Registration No. 333-56209) filed June 5, 1998. Here incorporated by reference.

3.2	Bylaws. Previously filed as Exhibit 3.2 to Old Kent's Form 8-K Current Report dated March 15, 1999. Here incorporated by reference.

12	Ratio of Earnings to Fixed Charges

27	Financial Data Schedule