Form 10-Q
period 1999-09-30
OLD KENT FINANCIAL CORP /MI/
filed 1999-11-15
CIK 746969

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _________________

Commission File Number: 0-14591

OLD KENT FINANCIAL CORPORATION
(Exact Name of Small Business Issuer as Specified in its Charter)

Michigan	38-1986608
(State or Other Jurisdiction of	(IRS Employer Identification No.)
Incorporation or Organization)

111 Lyon Street, NW
Grand Rapids, Michigan	49503
(Address of Principal Executive Offices)	(Zip Code)

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

Yes X	No _____.

The number of shares outstanding of the registrant's Common Stock, par value $1, as of October 31, 1999 was 117,721,723 shares.

OLD KENT FINANCIAL CORPORATION

INDEX

PART 1.	FINANCIAL INFORMATION		Page No.

	Item 1.	Financial Statements

	Consolidated Balance Sheets as of September 30, 1999
		and December 31, 1998	4

	Consolidated Statements of Income for the three and nine
		months ended September 30, 1999 and 1998	5

	Consolidated Statements of Cash Flows for the nine months
		ended September 30, 1999 and 1998	6

	Notes to Consolidated Financial Statements		7

	Item 2.	Management's Discussion and Analysis of Financial
		Condition and Results of Operations	16

	Item 3.	Quantitative and Qualitative Disclosures about Market Risk	21

PART II.	OTHER INFORMATION

	Item 6.	Exhibits and Reports on Form 8-K	22

SIGNATURES			23

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

OLD KENT FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets (Unaudited)

	September 30,	December 31,
(dollars in thousands)	1999	1998

ASSETS:
Cash and due from banks	$550,848	$667,125
Federal funds sold and resale agreements	71,905	9,730
Total cash and cash equivalents	622,753	676,855
Interest-earning deposits	3,274	7,578
Trading account securities	--	349,090
Mortgages held-for-sale	1,450,667	2,262,694
Securities available-for-sale:
Collateralized mortgage obligations and other mortgage-
backed securities	1,825,128	1,841,843
Other securities	809,775	1,493,659
Total securities available-for-sale (amortized cost of
$2,688,510 and $3,285,350, respectively)	2,634,903	3,335,502
Securities held-to-maturity:
Collateralized mortgage obligations and other mortgage-
backed securities	104,125	180,369
Other securities	590,437	623,376
Total securities held-to-maturity (market values of
$682,865 and $823,610, respectively)	694,562	803,745
Loans	11,250,260	10,220,078
Allowance for credit losses	(185,969)	(179,605)
Net loans	11,064,291	10,040,473
Premises and equipment	249,671	252,073
Other assets	921,985	886,715
Total Assets	$17,642,106	$18,614,725

LIABILITIES AND SHAREHOLDERS' EQUITY:
Liabilities:
Deposits:
Non-interest-bearing	$2,010,632	$2,244,534
Interest-bearing	11,516,617	12,028,829
Foreign deposits -- interest-bearing	44,196	140,077
Total deposits	13,571,445	14,413,440
Other borrowed funds	2,330,514	2,404,971
Other liabilities	302,015	274,460
Long term debt	200,000	200,000
Total Liabilities	16,403,974	17,292,871

Shareholders' Equity:
Preferred stock: 25,000,000 shares authorized and unissued	--	--
Common stock, $1 par value: 300,000,000 shares authorized;
118,105,102 and 114,936,763 shares issued and outstanding	118,105	114,937
Capital surplus	349,238	253,859
Retained earnings	805,633	920,362
Accumulated other comprehensive income/(loss)	(34,844)	32,696
Total Shareholders' Equity	1,238,132	1,321,854

Total Liabilities and Shareholders' Equity	$17,642,106	$18,614,725

The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD KENT FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Income (Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
(dollars in thousands, except per share data)	1999	1998	1999	1998
Interest Income:
Interest and fees on loans	$241,840	$222,781	$680,249	$671,151
Interest on mortgages held-for-sale	26,379	26,460	89,869	83,345
Interest on securities available-for-sale	43,457	39,905	145,477	127,621
Interest on securities held-to-maturity:
Taxable	5,239	20,122	19,553	64,289
Tax-exempt	6,273	4,914	18,243	14,204
Interest on deposits	159	209	470	625
Interest on federal funds sold and resale agreements	716	331	1,148	2,063
Interest on trading account securities	--	11	1,609	53
Total interest income	324,063	314,733	956,618	963,351

Interest Expense:
Interest on domestic deposits	114,654	125,339	351,031	375,681
Interest on foreign deposits	755	439	2,926	1,602
Interest on other borrowed funds	31,031	25,465	86,024	94,110
Interest on subordinated debt	3,279	3,405	9,695	10,158
Total interest expense	149,719	154,648	449,676	481,551

Net Interest Income	174,344	160,085	506,942	481,800

Provision for credit losses	6,783	8,664	18,653	36,098
Net interest income after provision
for credit losses	167,561	151,421	488,289	445,702

Other Income:
Mortgage banking revenues (net)	46,352	39,902	139,219	107,860
Investment management and trust revenues	18,556	16,577	55,131	47,283
Deposit account revenues	17,854	16,196	51,336	47,988
Insurance sales commissions	5,956	5,191	17,906	15,681
ATM revenues	2,461	2,226	6,684	5,884
Brokerage commissions	1,470	825	4,322	2,337
Securities gains	3	3,949	7,925	12,552
Nonrecurring income	--	--	--	4,100
Other	11,776	10,686	34,870	32,544
Total other income	104,428	95,552	317,393	276,229

Other Expenses:
Salaries and employee benefits	85,676	80,810	257,919	238,532
Occupancy expense	12,707	11,918	37,931	34,493
Equipment expense	10,580	9,780	31,538	28,994
Amortization of goodwill and intangibles	4,179	4,159	12,636	12,497
Advertising and promotion	3,060	2,978	8,142	9,209
Other expenses	47,401	43,810	149,477	121,178
Total other expenses	163,603	153,455	497,643	444,903
Merger charges	26,000	--	26,000	--
Total	189,603	153,455	523,643	444,903
Income Before Income Taxes	82,386	93,518	282,039	277,028
Income taxes	37,999	31,634	109,108	95,619
Income taxes (applicable to merger charges)	(8,400)	--	(8,400)	--
Net Income	$52,787	$61,884	$181,331	$181,409

Earnings Per Common Share:
Basic	$0.45	$0.51	$1.52	$1.45
Diluted	$0.44	$0.50	$1.51	$1.44

Dividends Per Common Share	$0.200	$0.172	$0.580	$0.500

Average number of shares used to compute: (in thousands)
Basic earnings per share	118,448	122,637	119,047	124,277
Diluted earnings per share	119,366	123,796	120,115	125,483

The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD KENT FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
Nine months ended September 30,
(dollars in thousands)	1999	1998

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 181,331	$ 181,409
Adjustments to reconcile net income
to net cash provided by (used for) operating activities:
Provision for credit losses	18,653	36,098
Depreciation, amortization and accretion	43,359	41,796
Net (gains) losses on sales of assets	(137,296)	(135,499)
Net change in trading account securities.	349,306	1,123
Originations and acquisitions of mortgages held-for-sale	(9,875,191)	(9,240,459)
Proceeds from sales and prepayments of mortgages held-for-sale	10,635,016	8,976,634
Net change in other assets	128,779	56,890
Net change in other liabilities	69,334	(22,036)
Net cash provided by (used for) operating activities	1,413,291	(104,044)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and prepayments of securities available-for-sale	515,092	222,617
Proceeds from sales of securities available-for-sale	980,727	1,557,228
Purchases of securities available-for-sale	(887,792)	(1,793,464)
Proceeds from maturities and prepayments of securities held-to-maturity	195,885	490,734
Purchases of securities held-to-maturity	(86,039)	(222,369)
Net change in interest-earning deposits	4,305	2,236
Proceeds from sale of loans	9,482	178,532
Net change in loans	(1,051,633)	(29,145)
Purchases of leasehold improvements, premises and equipment, net	(24,742)	(23,898)
Net cash provided by (used for) investing activities	(344,715)	382,471

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in time deposits	(725,733)	(264,316)
Change in demand and savings deposits	(116,261)	474,041
Change in other borrowed funds	(74,457)	(367,104)
Repurchases of common stock	(150,551)	(195,320)
Proceeds from common stock issuances	15,944	17,327
Dividends paid to shareholders	(71,620)	(72,052)
Net cash provided by (used for) financing activities	(1,122,678)	(407,424)

Net change in cash and cash equivalents	(54,102)	(128,997)
Cash and cash equivalents at beginning of year	676,855	727,041
Cash and cash equivalents at September 30	$ 622,753	$ 598,044

Supplemental disclosures of cash flow information:
Interest paid on deposits, other borrowed funds and
subordinated debt	$ 448,670	$ 488,259
Income taxes paid	46,771	46,270
Significant non-cash transactions:
Stock dividend issued	234,446	164,831

The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD KENT FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 1999

NOTE A: BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation's annual report on Form 10-K for the year ended December 31, 1998.

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

Old Kent uses forward sale agreements and options on forward sale agreements to protect the value of residential loan commitments, loans held-for-sale and related mortgage backed securities held in the trading account. The market value of the financial hedges associated with loan origination commitments and loans held-for-sale are included in the aggregate valuation of mortgages held-for-sale. Premiums paid for options are deferred as a component of other assets and amortized against gains on sale of loans over the contract term. Forward sale agreements associated with mortgage backed securities held in the trading account are considered when marking those securities to market, with the corresponding adjustment recorded to gains on sale of loans.

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

OLD KENT FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued (Unaudited)
September 30, 1999

NOTE C: ADOPTION OF FASB 133

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities as amended by SFAS 137, Deferral of the Effective Date of FASB Statement No. 133. The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or a liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

Statement 133 is effective beginning January 1, 2001. A company may also implement the Statement as of the beginning of any fiscal quarter after issuance. Statement 133 cannot be applied retroactively. Statement 133 must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1998 (and, at Old Kent's election, those issued or acquired before January 1, 1999).

Old Kent has not yet quantified the impacts of adopting Statement 133 on the consolidated financial statements and has not determined the timing of or method of adoption of Statement 133. However, the Statement could increase volatility in earnings and other comprehensive income.

NOTE D: LOANS AND NONPERFORMING ASSETS

The following summarizes loans and nonperforming assets at the dates indicated (in thousands of dollars):

	September 30,	December 31,
Loans:	1999	1998
Commercial	$3,088,811	$2,818,555
Real estate - Commercial	2,299,454	2,093,009
Real estate - Construction	945,731	742,834
Real estate - Residential mortgages	1,539,215	1,895,912
Real estate - Consumer home equity	1,774,763	1,125,139
Consumer	1,388,425	1,378,255
Lease financing	213,861	166,374
Total Loans	$11,250,260	$10,220,078

	September 30,	December 31,
Nonperforming assets:	1999	1998
Nonaccrual loans	$50,617	$61,238
Restructured loans	1,876	3,147
Impaired loans	52,493	64,385
Other real estate owned	6,512	8,106
Total nonperforming assets	$59,005	$72,491

Loans past due 90 days or more	$17,082	$16,858

OLD KENT FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued (Unaudited)
September 30, 1999

At September 30, 1999, the Corporation's management has identified loans totaling approximately $17.4 million as potential problem loans. These loans are not included as nonperforming assets in the table above. While these loans were in compliance with repayment terms at September 30, 1999, other circumstances caused management to seriously doubt the ability of the borrowers to continue to remain in compliance with existing loan repayment terms.

NOTE E: ALLOWANCE FOR CREDIT LOSSES AND NET CHARGE-OFFS

The following summarizes the changes in the allowance for credit losses, and net charge-offs (in thousands of dollars):

	For the Nine Months
	ended September 30,
Allowance for Credit Losses	1999	1998
Balance at beginning of period	$179,605	$173,203
Changes in allowance due to acquisitions / divestitures / sales	120	(475)
Provision for credit losses	18,653	36,098
Gross loans charged-off	(28,653)	(41,613)
Gross recoveries of loans previously charged-off	16,244	12,821
Balance at end of period	$185,969	$180,034

	For the Nine Months
	ended September 30,
Net Loan Charge-Offs	1999	1998
Commercial & Commercial Real Estate Loans	$2,840	$14,114
Consumer	8,046	12,332
Residential Mortgages	553	514
Leases	970	1,829
Total Net Charge-Offs	$12,409	$28,789

NOTE F: SECURITIES AVAILABLE-FOR-SALE

The following summarizes amortized costs and estimated market values of securities available-for-sale at the dates indicated (dollars in thousands):

				Carrying
		Gross	Gross	Value
	Amortized	Unrealized	Unrealized	at Market
September 30, 1999:	Cost	Gains	Losses	Value
U.S. Treasury and federal agency securities	$ 609,373	$ 674	$11,390	$ 598,657
Collateralized mortgage obligations:
U.S. Government issued	1,128,835	273	25,466	1,103,642
Privately issued	304,077	--	4,654	299,423
Mortgage-backed pass-through securities	435,478	404	13,819	422,063
State and political subdivisions	16,381	2,948	43	19,286
Other securities	194,366	82	2,616	191,832
Total securities available-for-sale	$2,688,510	$ 4,381	$57,988	$2,634,903

OLD KENT FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued (Unaudited)
September 30, 1999

Carrying
		Gross	Gross	Value
	Amortized	Unrealized	Unrealized	at Market
December 31, 1999:	Cost	Gains	Losses	Value
U.S. Treasury and federal agency securities	$1,168,946	$28,964	$ 51	$1,197,859
Collateralized mortgage obligations:
U.S. Government issued	1,267,819	8,661	1,817	1,274,663
Privately issued	366,307	2,057	902	367,462
Mortgage-backed pass-through securities	198,890	1,499	671	199,718
State and political subdivisions	16,851	2,591	1	19,441
Other securities	266,537	11,399	1,577	276,359
Total securities available-for-sale	$3,285,350	$55,171	$ 5,019	$3,335,502

NOTE G: SECURITIES HELD-TO-MATURITY

The following summarizes amortized costs and estimated market values of securities held-to-maturity at the dates indicated (dollars in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
September 30, 1999:	Cost	Gains	Losses	Value
U.S. Treasury and federal agency securities	$ 84,659	$ 231	$ 209	$ 84,681
Collateralized mortgage obligations:
U.S. Government issued	33,641	--	456	33,185
Privately issued	4,963	--	43	4,920
Mortgage-backed pass-through securities	65,521	1,217	645	66,093
State and political subdivisions	501,662	6,938	18,732	489,868
Other securities	4,116	2	--	4,118
Total securities held to maturity	$694,562	$8,388	$20,085	$682,865

December 31, 1998:
U.S. Treasury and federal agency securities	$182,364	$ 2,406	$ 33	$184,737
Collateralized mortgage obligations:
U.S. Government issued	65,647	77	240	65,484
Privately issued	26,210	--	106	26,104
Mortgage-backed pass-through securities	88,512	1,974	93	90,393
State and political subdivisions	440,077	16,347	467	455,957
Other securities	935	--	--	935
Total securities held to maturity	$803,745	$20,804	$ 939	$823,610

OLD KENT FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued (Unaudited)
September 30, 1999

NOTE H: SHAREHOLDERS' EQUITY

In June, 1999, the Board of Directors of Old Kent Financial Corporation declared a 5% stock dividend payable July 19, 1999, to shareholders of record on June 29, 1999. All per share amounts included in this report have been adjusted to reflect this dividend.

At that same meeting, Old Kent's Directors authorized management, at its discretion, to purchase up to 3.0 million shares of the Corporation's common stock. It is anticipated that these shares will be purchased by the Corporation in a systematic program of open market or privately negotiated purchases over the ensuing twelve month period. They will be reserved for later reissue in connection with potential future stock dividends, the dividend reinvestment plan, employee benefit plans, and other general corporate purposes. To date, 750,000 shares have been purchased by the corporation under this authorization.

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

The following table summarizes information about reportable operating segments' profit for the three month period ended September 30, 1999 and 1998:

	Net Interest	Non Interest	Net
	Income	Income and Fees	Income
September 30, 1999
Corporate Banking	$ 39,426	$ 4,388	$17,922
Retail Banking	71,898	16,020	17,655
Community Banking	44,438	9,015	16,721
Investment & Insurance Services	5,032	26,612	7,438
Mortgage Banking	13,511	47,123	6,323
Treasury	39	1,270	4,328
Reconciling Items*	--	--	(17,600)
Consolidated	$174,344	$104,428	$52,787

September 30, 1998
Corporate Banking	$ 36,112	$ 3,362	$14,319
Retail Banking	67,556	14,173	16,167
Community Banking	43,134	9,908	16,028
Investment & Insurance Services	4,148	23,176	4,829
Mortgage Banking	5,206	39,955	4,212
Treasury	3,929	4,978	6,329
Consolidated	$160,085	$ 95,552	$61,884

OLD KENT FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued (Unaudited)
September 30, 1999

The following table summarizes information about reportable operating segments' profit for the nine month period ended September 30, 1999 and 1998:

	Net Interest	Non Interest	Net
	Income	Income and Fees	Income
September 30, 1999
Corporate Banking	$114,528	$ 11,831	$ 50,803
Retail Banking	207,040	46,165	46,888
Community Banking	129,733	28,090	44,437
Investment & Insurance Services	14,535	79,742	22,022
Mortgage Banking	37,346	140,982	18,718
Treasury	3,760	10,583	16,063
Reconciling Items*	--	--	(17,600)
Consolidated	$506,942	$317,393	$181,331
September 30, 1998
Corporate Banking	$109,353	$ 9,450	$ 43,584
Retail Banking	197,197	40,970	45,384
Community Banking	128,324	37,204	46,644
Investment & Insurance Services	12,055	67,496	14,168
Mortgage Banking	16,815	106,690	10,575
Treasury	18,056	14,419	21,054
Consolidated	$481,800	$276,229	$181,409

*The reconciling items in the table above reflect the one-time charges related to Old Kent's mergers with CFSB Bancorp, Inc. and Pinnacle Banc Group Inc. The merger charges totaled $17.6 million after-tax and are described in more detail in Note M.

NOTE J: OTHER ASSETS

Other assets, as shown in the accompanying consolidated balance sheets, include the following (net of amortization):

	September 30,	December 31,
	1999	1998
Goodwill	$116,488	$122,089
Core Deposit Intangibles	17,276	20,560
Total	$133,764	$142,649

Other assets, as shown in the accompanying consolidated balance sheets, include mortgage servicing rights ("MSRs") as follows:

	September 30,	December 31,
	1999	1998
MSRs (net of amortization)	$281,038	$227,626
Less servicing impairment reserve	(6,087)	(9,129)
Carrying value of MSRs	$274,951	$218,497
Estimated aggregate fair value of capitalized MSRs	$333,000	$253,000

OLD KENT FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued (Unaudited)
September 30, 1999

The following reflects changes in capitalized mortgage serving rights for the time periods indicated:

	For the Nine Months
	ended September 30,
	1999	1998
Balance at beginning of period	$218,497	$146,359
Additions	212,965	138,483
Sales	(113,778)	(55,577)
Amortization	(45,775)	(37,019)
Impairment Provision	3,042	(4,500)
Balance at end of period	$274,951	$187,746

Old Kent Mortgage Company actively manages prepayment risks associated with mortgage servicing rights through its significant loan origination and replenishment capacity, customer retention initiatives, recurring bulk sales of mortgage servicing rights, and use of financial hedges. Old Kent Mortgage Company has entered into an agreement to sell mortgage serving rights associated with $4.5 to $9.0 billion of mortgage loans during 1999 and $2.5 to $5.0 billion during 2000. This forward bulk servicing sale agreement provides for quarterly sales of newly originated conventional mortgage servicing rights.

NOTE K: EARNINGS PER SHARE

The following table reconciles the numerators and denominators used in the calculations of basic and diluted earnings per share:

	For the Three Months		For the Nine Months
	ended September 30,		ended September 30,
	1999	1998	1999	1998

Numerators: Numerator for both basic and diluted earnings per share, net income	52,787,000	61,884,000	181,331,000	181,409,000

Denominators:
Denominator for basic earnings per share, average outstanding common shares	118,448,000	122,637,000	119,047,000	124,277,000
Potential dilutive shares resulting from employee stock plans	918,000	1,159,000	1,068,000	1,206,000
Denominator for diluted earnings per share	119,366,000	123,796,000	120,115,000	125,483,000

Earnings per share:
Basic	$0.45	$0.51	$1.52	$1.45
Diluted	$0.44	$0.50	$1.51	$1.44

Potential dilutive shares resulting from employee stock plans did not include outstanding options to purchase shares totaling 1.9 million and 3,150 ranging from $40.74 to $41.85 for the three and nine month periods, respectively, ending September 30, 1999. The average market price of Old Kent's common stock was less than the exercise price of these options for those periods. Under the treasury stock method of computing the impact of these options the result would be anti-dilutive and therefore is not included for purposes of calculating diluted earnings per share.

OLD KENT FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued (Unaudited)
September 30, 1999

NOTE L: COMPREHENSIVE INCOME

Comprehensive income reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For Old Kent, comprehensive income represents net income adjusted for the change in unrealized gains and losses on available-for-sale securities. Comprehensive income was approximately $41 million and $76 million for the quarters ended September 30, 1999 and 1998, respectively, and approximately $114 million and $197 million for the nine month period ended September 30, 1999 and 1998, respectively.

NOTE M: BUSINESS COMBINATIONS

On July 9, 1999, Old Kent completed the acquisition of CFSB Bancorp, Inc. ("CFSB"). The merger was accounted for as a pooling-of-interests. Old Kent exchanged .5939 shares of Old Kent Common Stock for each outstanding share of CFSB Common Stock. The issuance totaled approximately 5.5 million shares. CFSB was a holding company headquartered in Lansing, Michigan. When acquired, CFSB had consolidated assets of approximately $878 million and consolidated deposits of approximately $567 million. CFSB was the parent of Community First Bank. CFSB provided banking services through sixteen offices in Ingham, Clinton, Eaton and Ionia counties.

On September 3, 1999, Old Kent completed the acquisition of Pinnacle Banc Group, Inc. ("Pinnacle"). The merger was accounted for as a pooling-of-interests. Old Kent exchanged .75285 shares of Old Kent Common Stock for each outstanding share of Pinnacle Common Stock. The issuance totaled approximately 5.7 million shares. Pinnacle was a bank holding company headquartered in the Chicago suburb of Oak Brook, Illinois. When acquired, Pinnacle had assets of approximately $1,005 million and consolidated deposits of approximately $861 million. Pinnacle was the parent of Pinnacle Bank, which operated thirteen branches in the Chicago metropolitan area and Pinnacle Bank of the Quad-Cities which operated three branches in western Illinois.

During the third quarter of 1999, Old Kent recognized $17.6 million of after-tax, merger related charges associated with CFSB and Pinnacle which had the effect of reducing earnings per share by $.15. On a pre-tax basis, the charges consisted of transaction costs of $2.0 million; employment charges of $11.8 million primarily related to redundant staffing; and $12.2 million mainly associated with contract cancellation costs and asset obsolescence for duplicate operations. Old Kent's unexpended reserves were $15.9 million at September 30, 1999.

On July 29, 1999, Old Kent entered into a definitive agreement for the acquisition of Merchants Bancorp, Inc. ("Merchants"). The merger is intended to be accounted for as a pooling-of-interests. Old Kent will exchange .830 shares of Old Kent Common Stock for each outstanding share of Merchants Common Stock. Old Kent expects to issue approximately 4.5 million shares related to this transaction. Merchants is a bank holding company headquartered in Aurora, Illinois, with consolidated assets of approximately $984 million and consolidated deposits of approximately $746 million at September 30, 1999. Merchants operates 12 suburban Chicago area banking sites as well as two banking sites in Dekalb and Kendall Counties. The merger is subject to shareholder and regulatory approval and is expected to be completed in the first quarter of 2000.

On September 10, 1999, Old Kent entered into a definitive agreement for the acquisition of Grand Premier Financial, Inc. ("Grand Premier"). The merger is intended to be accounted for as a pooling-of-interests. Old Kent will exchange .4231 shares of Old Kent Common Stock for each outstanding share of Grand Premier Common Stock. Old Kent expects to issue approximately 10 million shares related to this transaction. Grand Premier is a bank holding company headquartered in Wauconda, Illinois, with consolidated assets of approximately $1.6 billion and consolidated deposits of approximately $1.4 billion at September 30, 1999. Grand Premier operates 23 banking offices in the Chicago area and Northern

OLD KENT FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued (Unaudited)
September 30, 1999

Illinois. The merger is subject to shareholder and regulatory approval and is expected to be completed in the second quarter of 2000.

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

On January 31, 1997, the Trust sold Floating Rate Subordinated Capital Income Securities ("Preferred Securities") having an aggregate liquidation amount of $100 million to investors and issued Common Capital Securities ("Common Securities") having an aggregate liquidation amount of $3,092,784 to Old Kent. All of the proceeds from sale of Preferred Securities and Common Securities were invested in a Debenture issued by Old Kent. Preferred Securities and Common Securities represent undivided beneficial interests in the Debenture, which is the sole asset of the Trust. Holders of Preferred Securities and Common Securities are entitled to receive distributions from the Trust on terms which correspond to the interest and principal payments due on the Debenture. Payment of distributions by the Trust and payments on liquidation of the Trust or redemption of Preferred Securities are guaranteed by Old Kent to the extent the Trust has funds available (the "Guarantee"). Old Kent's obligations under the Guarantee, taken together with its obligations under the Debenture, the Indenture, the applicable Declaration of Trust and Old Kent's agreement to pay all fees and expenses related to the trust and all ongoing costs, expenses and liabilities of the Trust for so long as the trust holds the Debenture, constitute a full and unconditional guarantee of all of the Trust's obligations under the Preferred Securities issued by the Trust. Because the Common Securities held by Old Kent represent all of the outstanding voting securities of the Trust (in the absence of a default or other specified event), the Trust is considered to be a wholly owned subsidiary of Old Kent for reporting purposes and its accounts are reflected in the consolidated financial statements of Old Kent.

The Preferred Securities qualify as Tier I capital for regulatory capital purposes. Issuance of the Preferred Securities by the Trust had the effect of increasing Old Kent's regulatory capital. Proceeds from the sale of the Debenture to the Trust were available for general corporate purposes, including repurchase of shares.

Item 2.	Management's Discussion And Analysis Of Financial Condition And Results Of Operations.

The following is management's discussion and analysis of certain significant factors which have affected Old Kent's financial condition and results of operations during the periods included in the consolidated financial statements included in this filing.

As discussed in Note M to the Financial Statements, Old Kent completed the mergers of CFSB Bancorp, Inc. as of July 9, 1999 and Pinnacle BancGroup, Inc. as of September 3, 1999 into Old Kent. These mergers were accounted for as pooling-of-interests and all financial information in this report has been adjusted to reflect these business combinations.

RESULTS OF OPERATIONS

Old Kent's net income was $52.8 million for the third quarter of 1999 compared to $61.9 million for the same period of 1998. Third quarter diluted earnings per share was $.44, a 12% decrease from $.50 for the same period last year. For the nine month period ended September 30, 1999, net income was $181.3 million compared to $181.4 million a year ago and diluted earnings per share was $1.51, a 4.9% increase over $1.44 for 1998 year to date.

During the third quarter of 1999, Old Kent recognized $17.6 million of after-tax, merger related charges which had the effect of reducing diluted earnings per share by $.15. Excluding these merger charges, diluted earnings per share was $.59 for the three months ended September 30, 1999 or 18% better than the same period for 1998. Third quarter 1999 operating net income was $70.4 million or 13.7% greater than net income of $61.9 million for the same period for 1998.

Total assets were $17.6 billion at quarter-end compared to $18.6 billion at December 31, 1998. The decrease was primarily a result of a reduction in mortgages held-for-sale. Return on average equity for the third quarter of 1999 was 16.9% compared to 18.6% for the third quarter of 1998. Return on average assets was 1.18% for the third quarter of 1999 compared to 1.42% for the third quarter of 1998.

Old Kent's net interest income for the third quarter of 1999 was $174.3 million, an 8.9% increase over the $160.1 million recorded in the same period of 1998. For the third quarter of 1999, the net interest margin was 4.33% compared to 4.07% a year ago. These increases are due to a favorable change in the asset mix as well as a decrease in costs of funds. On the asset side, higher yielding commercial and consumer loans grew $1.4 billion, while lower yielding securities and mortgages held-for-sale decreased $1.6 billion. On the funding side, savings and DDA combined grew $464 million and wholesale borrowing grew $338 million to offset decreases of $444 million in consumer time and negotiable and foreign deposits. The net of these changes increased the margin by 26 basis points compared to third quarter, 1998.

The provision for credit losses was $6.8 million in the third quarter of 1999 and $8.7 million in the third quarter of 1998. Net credit losses were $2.2 million or .07% of average loans for the third quarter of 1999 compared to $8.4 million or .33% of average loans for the same period a year ago. The decrease was primarily due to lower net charge offs in the consumer and commercial portfolios. This improvement was directly attributable to strong credit quality policies as well as emphasis in reducing loan balances with undesirable credit risk through sale transactions or through exits of the credit relationship. The allowance for credit losses as a percent of loans and leases outstanding was 1.65% at September 30, 1999 and 1.76%

at December 31, 1998. Impaired loans as a percent of total loans was .47% at September 30, 1999 and .63% at December 31, 1998.

Total other operating income, (other income, excluding securities transactions and other nonrecurring income) increased 14% or $12.8 million during the third quarter of 1999 over the same period a year ago. The mortgage banking business contributed $6.4 million of this increase, primarily as a result of growth and expansion of Old Kent Mortgage Company, along with a generally favorable economy. Investment management and trust revenues increased 11.9% or $2.0 million as a result of focused sales initiatives and business development efforts. Service charges on deposits increased 10.2% or $1.7 million. All other service charges and fees increased $2.7 million over the same period a year ago.

Old Kent sold approximately $2.8 billion of residential mortgage loans during the quarter. Old Kent's residential third party mortgage servicing portfolio was $15.1 billion at September 30, 1999, and $14.0 billion at December 31, 1998.

Total net securities gains for the third quarter of 1999 were $3 thousand compared to gains of $3.9 million for the same period of 1998.

Total operating expenses excluding merger related charges for the third quarter of 1999 increased $10.1 million, or 6.6%, over the same period in 1998. These increases are primarily attributable to the growth in Mortgage Banking. Old Kent Mortgage Company operated 152 branches in 31 states as of September 30, 1999 compared to 136 branches in 32 states as of September 30, 1998 and 167 branches in 32 states as of June 30, 1999.

Salaries, wages and employee benefits increased $4.9 million or 6.0% for the third quarter of 1999 over the third quarter of 1998 largely as a result of increased staffing in the Mortgage Company. The number of full-time equivalent employees for the Corporation increased by 406 over a year ago, to 8,304 at September 30, 1999.

	September 30,
	1999	1998	Change
Full-time equivalent staff:
Banking units	5,033	5,343	(310)
Mortgage banking	2,951	2,227	724
Insurance, leasing & brokerage	320	328	(8)

Total	8,304	7,898	406

During the third quarter of 1999 compared to the same period a year ago, occupancy expenses increased 6.6%, and equipment expenses increased 8.2%. Other operating expenses increased by 58.3% or $29.7 million over the prior year including $26 million in merger related charges.

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

The testing of the remediated systems was very successful with no significant failures experienced when processing data beyond December 31, 1999. The Corporation has also updated its business resumption plans to include contingency actions for Year 2000 issues. With these measures in place, the Corporation expects no materially adverse failures in its data processing systems as a result of the century change. As of September 30, 1999, Old Kent management believes that it is compliant on all material applications.

Diagnosis, reprogramming and other remedies are expected to result in expenditures of approximately $16 million, over the four years ended December 31, 1999. As of September 30, 1999, approximately $15.2 million of these expenditures have been recognized as incurred by Old Kent since 1995.

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

BALANCE SHEET CHANGES

Total interest-earning assets decreased 4.6% or $781 million from December 31, 1998. Loans increased $1.0 billion or 10% since year end 1998. Total securities decreased $810 million since year-end 1998. Mortgages held-for-sale decreased 35.9% or $812 million. Other interest-earning assets, primarily primarily representing securitized mortgages classified as trading account securities, decreased $291 million since year end 1998. Total deposits decreased $842 million or 5.8% from year-end 1998; non-interest-bearing deposits decreased 10.4% or $234 million and interest-bearing deposits decreased 5.0% or $608 million. Other borrowed funds decreased $75 million from December 31, 1998.

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

At September 30, 1999, shareholders' equity was $1,238.1 million compared to $1,321.9 million at December 31, 1998. The changes in total shareholders' equity and book value per common share are summarized in the tables below.

	Total Share- holders' Equity (in millions)	Book Value Per Common Share
Balance, December 31, 1998	$ 1,321.9	$10.95
Net income for the nine months ended	181.3	1.51
September 30, 1999
Cash dividends paid	(71.6)	(.61)
Change in other comprehensive income	(67.5)	(.57)
Other Changes	1.9	.02
Stock repurchases (net of stock issued)	(127.9)	(.82)
Balance, September 30, 1999	$1,238.1	$10.48

As shown in the table below, the Corporation repurchased approximately 750 thousand shares of its common stock during the three months ended September 30, 1999. A portion of these shares were repurchased pursuant to previously announced authorizations by Old Kent's board of directors. The repurchase of these shares had a beneficial effect on earnings per common share and return on average equity for the three month period ended September 30, 1999.

Old Kent Common Stock repurchased and reserved for future reissuance in connection with:

	Total	Stock Dividends	Dividend Reinvestment and Employee Stock Plans
Shares reserved at 6/30/99	5,988,551	5,018,209	970,342
Shares repurchased	750,000	375,000	375,000
Shares reissued	(5,240,108)	(5,018,209)	(221,899)
Shares reserved at 9/30/99	1,498,443	375,000	1,123,443

For a number of years, Old Kent has been authorized by its board of directors to repurchase shares in connection with the Corporation's Dividend Reinvestment and Employee Stock Plans, and on a quarterly basis has systematically maintained a level of shares equivalent to permissible needs.

At September 30, 1999, Old Kent held 1.5 million shares of its common stock reserved for reissuance as detailed in the table above. These shares were repurchased under a June, 1999 Board of Directors authorization allowing management to repurchase up to 3.0 million shares of Old Kent Common Stock intended for future reissuance in connection with stock dividends, dividend reinvestment and employee stock plans, and other corporate purposes. Under the authorization, approximately 1.5 million of the total 3.0 million shares authorized are intended for anticipated future stock dividends. These shares will be repurchased in a systematic pattern (on a quarterly ratable basis) of open market and privately negotiated transactions. The remaining 1.5 million shares of the authorization are intended for reissue in connection with the Corporation's dividend reinvestment and employee stock plans, as well as other unspecified corporate purposes such as business acquisitions accounted for as purchases.

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

Total equity at September 30, 1999, was decreased by an after-tax unrealized loss of $35 million on securities available-for-sale. Shareholders' equity as a percentage of total assets as of September 30, 1999, was 7.02%.

The following table represents the Registrant's consolidated regulatory capital position as of September 30, 1999:

Regulatory capital at September 30, 1999 (in millions)	Leverage Ratio	Tier 1 Risk-Based Capital	Total Risk-Based Capital
Actual capital	$1,244.7	$1,244.7	$1,510.2
Required minimum regulatory capital	$ 533.7	$ 531.0	$1,062.0
Capital in excess of requirements	$ 711.0	$ 713.7	$ 448.2
Actual ratio	7.00%	9.38%	11.38%
Regulatory Minimum Ratio	3.00%	4.00%	8.00%
Ratio considered "well capitalized"
by regulatory agencies	5.00%	6.00%	10.00%

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

The information concerning quantitative and qualitative disclosures about market risk contained and incorporated by reference in Item 7A of the Corporation's Form 10-K Annual Report for its fiscal year ended December 31, 1998, is here incorporated by reference.

Old Kent faces market risk to the extent that both earnings and the fair values of its financial instruments are affected by changes in interest rates. The Corporation manages this risk with three tools: static GAP analysis, simulation modeling, and economic value of equity estimation. Throughout the first nine months of 1999, the results of these three measurement techniques were within the Corporation's policy guidelines. The Corporation does not believe that there has been a material change in the Corporation's primary market risk exposures, including the categories of market risk to which the Corporation is exposed and the particular markets that present the primary risk of loss to the Corporation. As of the date of this Form 10-Q Quarterly Report, the Corporation does not know of or expect there to be any material change in the general nature of its primary market risk exposure in the near term.

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

PART II. OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K.

(a)	The following exhibits are filed as part of this report:

Number	Exhibit

2.1	Agreement and Plan of Merger between CFSB Bancorp, Inc., Old Kent Financial Corporation and OKFC Acquisition Corporation. Previously filed as Exhibit 2 to Old Kent's Form S-4 Registration Statement (Registration No. 333-75653) filed April 27, 1999. Here incorporated by reference.

2.2	Agreement and Plan of Merger between Pinnacle Banc Group, Inc., Old Kent Financial Corporation and OKFC Merger Corporation. Previously filed as Exhibit 2.1 to Old Kent's Form S-4 Registration Statement (Registration No. 333-78801) filed May 19, 1999. Here incorporated by reference.

2.3	Agreement and Plan of Merger between Merchants Bancorp, Inc., Old Kent Financial Corporation and Merchants Acquisition Corporation. Previously filed as Exhibit 2.1 to Old Kent's Form 8-K Current Report dated July 24, 1999. Here incorporated by reference.

2.4	Agreement and Plan of Merger between Grand Premier Financial, Inc., Old Kent Financial Corporation and OKFC Merger Corporation. Previously filed as Exhibit 2.1 to Old Kent's Form 8-K Current report dated September 10, 1999. Here incorporated by reference.

3.1	Restated Articles of Incorporation. Previously filed as Exhibit 3.1 to Old Kent's Form S-4 Registration Statement (Registration No. 333-56209) filed June 5, 1998. Here incorporated by reference.

3.2	Bylaws. Previously filed as Exhibit 3.2 to Old Kent's Form 8-K Current Report dated March 15, 1999. Here incorporated by reference.

12	Ratio of Earnings to Fixed Charges.

27	Financial Data Schedule.

(b)	The following reports on Form 8-K were filed during the third quarter of 1999:

Date of Event	Item	Financial Statements
Reported	Reported	Filed

July 9, 1999	5, 7	N/A

July 15, 1999	5,7	N/A

July 29, 1999	5,7	N/A

August 31, 1999	5	One Month Condensed Combined
		Income Statement (Unaudited)

September 7, 1999	5,7	N/A

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 12, 1999	OLD KENT FINANCIAL CORPORATION /s/ David J. Wagner David J. Wagner Chairman of the Board, President and Chief Executive Officer
Date: November 12, 1999	/s/ Mark F. Furlong Mark F. Furlong Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Number	Exhibit

2.1	Agreement and Plan of Merger between CFSB Bancorp, Inc., Old Kent Financial Corporation and OKFC Acquisition Corporation. Previously filed as Exhibit 2 to Old Kent's Form S-4 Registration Statement (Registration No. 333-75653) filed April 27, 1999. Here incorporated by reference.

2.2	Agreement and Plan of Merger between Pinnacle Banc Group, Inc., Old Kent Financial Corporation and OKFC Merger Corporation. Previously filed as Exhibit 2.1 to Old Kent's Form S-4 Registration Statement (Registration No. 333-78801) filed May 19, 1999. Here incorporated by reference.

2.3	Agreement and Plan of Merger between Merchants Bancorp, Inc. , Old Kent Financial Corporation and Merchants Acquisition Corporation. Previously filed as Exhibit 2.1 to Old Kent's Form 8-K Current Report dated July 24, 1999. Here incorporated by reference.

2.4	Agreement and Plan of Merger between Grand Premier Financial, Inc., Old Kent Financial Corporation and OKFC Merger Corporation. Previously filed as Exhibit 2.1 to Old Kent's Form 8-K. Current report dated September 10, 1999. Here incorporated by reference.

3.1	Restated Articles of Incorporation. Previously filed as Exhibit 3.1 to Old Kent's Form S-4 Registration Statement (Registration No. 333-56209) filed June 5, 1998. Here incorporated by reference.

3.2	Bylaws. Previously filed as Exhibit 3.2 to Old Kent's Form 8-K Current Report dated March 15, 1999. Here incorporated by reference.

12	Ratio of Earnings to Fixed Charges.

27	Financial Data Schedule.