Form 10-Q/A
period 1999-09-30
OLD KENT FINANCIAL CORP /MI/
filed 1999-12-20
CIK 746969

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

AMENDMENT NO. 1
TO
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

This Amendment No. 1 to Form 10-Q for the Quarterly Period ended September 30, 1999 is filed solely for the purpose of amending Exhibit 12 thereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: December 20, 1999	OLD KENT FINANCIAL CORPORATION s/ Mark F. Furlong Mark F. Furlong Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Number	Exhibit

2.1*	Agreement and Plan of Merger between CFSB Bancorp, Inc., Old Kent Financial Corporation and OKFC Acquisition Corporation. Previously filed as Exhibit 2 to Old Kent's Form S-4 Registration Statement (Registration No. 333-75653) filed April 27, 1999. Here incorporated by reference.

2.2*	Agreement and Plan of Merger between Pinnacle Banc Group, Inc., Old Kent Financial Corporation and OKFC Merger Corporation. Previously filed as Exhibit 2.1 to Old Kent's Form S-4 Registration Statement (Registration No. 333-78801) filed May 19, 1999. Here incorporated by reference.

2.3*	Agreement and Plan of Merger between Merchants Bancorp, Inc. , Old Kent Financial Corporation and Merchants Acquisition Corporation. Previously filed as Exhibit 2.1 to Old Kent's Form 8-K Current Report dated July 24, 1999. Here incorporated by reference.

2.4*	Agreement and Plan of Merger between Grand Premier Financial, Inc., Old Kent Financial Corporation and OKFC Merger Corporation. Previously filed as Exhibit 2.1 to Old Kent's Form 8-K. Current report dated September 10, 1999. Here incorporated by reference.

3.1*	Restated Articles of Incorporation. Previously filed as Exhibit 3.1 to Old Kent's Form S-4 Registration Statement (Registration No. 333-56209) filed June 5, 1998. Here incorporated by reference.

3.2*	Bylaws. Previously filed as Exhibit 3.2 to Old Kent's Form 8-K Current Report dated March 15, 1999. Here incorporated by reference.

12	Ratio of Earnings to Fixed Charges.

27*	Financial Data Schedule.
____________________________________
*Previously filed.