Form 10-K405
period 1999-12-31
OLD KENT FINANCIAL CORP /MI/
filed 2000-03-03
CIK 746969

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                 ------------
                                   FORM 10-K

                 FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
          SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999

[_]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission File Number: 0-14591
                        OLD KENT FINANCIAL CORPORATION
            (Exact Name of Registrant as Specified in its Charter)

              Michigan                              38-1986608
      (State of Incorporation)         (I.R.S. Employer Identification No.)


        111 Lyon Street N.W.                           49503
       Grand Rapids, Michigan                       (Zip Code)
   (Address of Principal Executive
              Offices)

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

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant based on the closing price on the New York Stock Exchange on February 18, 2000: $3,013,673,801.

  Number of shares outstanding of the registrant's Common Stock, $1.00 par value, as of February 18, 2000: 121,912,301.

                      Documents Incorporated By Reference

  Portions of the registrant's annual report to shareholders for the year ended December 31, 1999, are incorporated by reference in Part I and Part II.

  Portions of the registrant's proxy statement for its April 17, 2000, annual meeting of shareholders are incorporated by reference in Part II and Part III.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

Forward-Looking Statements

  This Form 10-K Annual Report and the documents incorporated in this report by reference contain forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates, and projections about the financial services industry, the economy, and about Old Kent Financial Corporation ("Old Kent") itself. Words such as "anticipates," "believes," "estimates," "expects," "forecasts," "intends," "is likely," "plans," "projects," "will," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict with regard to timing, extent, likelihood, and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed, implied, or forecasted in such forward-looking statements. Future factors that could cause a difference between an ultimate actual outcome and a preceding forward-looking statement include changes in interest rates and interest rate relationships; demand for products and services; the degree of competition by traditional and non-traditional competitors; changes in financial services and banking laws and regulations; changes in tax laws and regulations; changes in prices, levies, and assessments; the impact of technological advances; governmental and regulatory policy changes; the outcomes of pending and future litigation and contingencies; trends in customer behaviors and their ability to repay loans; the vicissitudes of the national economy; the possibility that expected cost savings from mergers might not be fully realized within the expected time frame; and similar uncertainties. Old Kent undertakes no obligation to update, amend or clarify forward-looking statements, whether as a result of new information, future events, or otherwise.

Item 1. Business.

  Old Kent is a financial services organization which operates as a bank holding company headquartered in Grand Rapids, Michigan. Its principal banking subsidiary, Old Kent Bank, serves communities in Michigan and Illinois with over 250 banking offices. In addition, Old Kent has two banking offices in northern Indiana. Old Kent Bank engages in commercial and retail banking and provides trust and other financial services. Old Kent mortgage companies operate 147 offices located in 32 states.

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

  During 1999, Old Kent's operations were strategically aligned in six lines of business: Corporate Banking, Retail Banking, Community Banking, Investment and Insurance Services, Mortgage Banking and Treasury.

  Corporate Banking is comprised of credit, cash management, and international services for corporate customers.

  Retail Banking is comprised of retail deposits, retail delivery, consumer lending, leasing and small business banking.

  Community Banking is comprised of loans, deposits and other services for all customers and small businesses in smaller communities.

  Investment and Insurance Services is comprised of asset management, employee benefit programs, mutual funds, trust services, private banking, brokerage services and insurance to consumers, business owners, and corporations.

  Mortgage Banking is comprised of origination and acquisition, sale and servicing of residential mortgages on a nationwide basis.

  Treasury is comprised of investment portfolio, funds management, and interest rate risk management.

  The principal sources of revenues for Old Kent are interest and fees on loans, principally originated by Corporate Banking, Retail Banking, Community Banking, and Mortgage Banking lines of business. Interest and fees on loans accounted for 54% of total revenues in 1999, 54% in 1998 and 58% in 1997. With the exception of the Mortgage Banking line of business, approximately 71% of deposits and 86% of total loans at December 31, 1999, were associated with these business lines serving the lower peninsula of the State of Michigan.

  Interest on securities, attributable to the Treasury line of business, is also a significant source of revenue accounting for 14% of total revenues in 1999, 17% in 1998 and 18% in 1997.

  Investment and Insurance Services generates revenues primarily from fees and commissions on various investment products and trust services within investment management and trust, brokerage and insurance activities. These accounted for 6.0%, 5.5% and 4.4% of total revenues in 1999, 1998 and 1997 respectively. This business line primarily services customers in the lower peninsula of the State of Michigan.

  Further information about Old Kent's business segments is set forth in Note 17 to the Financial Statements included in Old Kent's Annual Report to Shareholders for the year ended December 31, 1999, and is incorporated here by reference.

  Old Kent has had no foreign loans or hedge fund investments at any time during the last five years. The foreign activities of Old Kent primarily involve time deposits with banks, and placements and exchange transactions for domestic customers of the banks. These activities were not material to Old Kent's financial condition or results of operations.

  As of December 31, 1999, Old Kent conducted the business of banking through the following bank subsidiaries:

         Bank              Main Office    Assets    Deposits     Loans
         ----              -----------    ------    --------     -----
                                                  (In Millions)
Old Kent Bank            Grand Rapids, MI $17,795    $13,819    $12,000
Old Kent Bank, National
 Association             Jonesville, MI       131         92        111

  Old Kent also conducted business activities closely related to the business of banking through the following direct and indirect nonbank subsidiaries as of December 31, 1999:

                                                               States Where
        Subsidiary                 Business Activity       Offices Are Located
        ----------                 -----------------       --------------------
Lyon Street Asset            Investment advisor            Michigan
 Management Company

Old Kent Financial Life      Credit life and disability    Michigan
 Insurance Company           insurance

Old Kent Insurance Group,    Insurance agency              Michigan
 Inc.

Old Kent Investment          Investments                   Nevada
 Corporation

Old Kent Leasing Services    Leasing                       Illinois, Michigan
 Corporation

Old Kent Mortgage Company    Mortgage company              Offices in 32 states

Old Kent Mortgage Services,  Mortgage servicing            Michigan
 Inc.

Old Kent Securities          Full service brokerage        Michigan, Illinois
 Corporation                 services

Recent Developments

  Effective July 9, 1999, Old Kent acquired CFSB Bancorp, Inc., a Delaware corporation ("CFSB"). Approximately 5.5 million shares of Old Kent common stock were issued in the merger. The acquisition was effected by a merger of a wholly owned subsidiary of Old Kent merging with and into CFSB. CFSB was then liquidated and dissolved and its banking subsidiary merged into Old Kent Bank. The transaction was accounted for as a pooling of interests for financial reporting and accounting purposes. As of June 30, 1999, CFSB had (on a consolidated basis) assets totaling approximately $878 million and deposits of approximately $567 million. The principal market for the financial services offered by CFSB was the greater Lansing, Michigan area through 16 offices in Ingham, Clinton, Eaton, and Ionia counties.

  Effective September 3, 1999, Old Kent acquired Pinnacle Banc Group, Inc., an Illinois corporation ("Pinnacle"). Approximately 5.6 million shares of Old Kent common stock were issued in the merger. The acquisition was effected by a merger of a wholly owned subsidiary of Old Kent merging with and into Pinnacle. Pinnacle was then liquidated and dissolved and its banking subsidiaries merged into Old Kent Bank. The transaction was accounted for as a pooling of interests for financial reporting and accounting purposes. As of August 31, 1999, Pinnacle had (on a consolidated basis) assets totaling approximately $1.0 billion and deposits of approximately $861 million. The principal market for the financial services offered by Pinnacle was metropolitan Chicago, Illinois.

  On September 9, 1999, Old Kent entered into an Agreement and Plan of Merger pursuant to which Grand Premier Financial, Inc. ("Grand Premier") will merge with and into a wholly owned subsidiary of Old Kent. As a result of the merger, each outstanding share of Grand Premier's common stock will be converted into the right to receive 0.4231 shares of Old Kent common stock and each share of Grand Premier preferred stock will be converted into the right to receive one share of Old Kent preferred stock with substantially identical terms. The merger is conditioned upon, among other things, approval by holders of a majority of Grand Premier common stock and the receipt of certain regulatory and governmental approvals. It is anticipated that the merger will be treated as a pooling of interests for accounting and financial reporting purposes. As of December 31, 1999, Grand Premier had (on a consolidated basis) assets totaling approximately $1.7 billion and deposits of approximately $1.4 billion. Grand Premier provides banking services in northern Illinois.

  Effective February 11, 2000, Old Kent acquired Merchants Bancorp, Inc., a Delaware corporation ("Merchants"). Approximately 4.5 million shares of Old Kent common stock were issued in the merger. The acquisition was effected by a merger of a wholly owned subsidiary of Old Kent merging with and into Merchants. Merchants was then liquidated and dissolved and its banking subsidiary merged into Old Kent Bank. The transaction was accounted for as a pooling of interests for financial reporting and accounting purposes. As of December 31, 1999, Merchants had (on a consolidated basis) assets totaling approximately $979 million and deposits of approximately $721 million. The principal markets for the financial services offered by Merchants was Aurora, Illinois, and the Fox River Valley area west of Chicago, Illinois.

Competition

  The financial services and banking industries are highly competitive. In addition to competition from other commercial banks, banks face significant competition from nonbank financial institutions. Savings associations compete aggressively with commercial banks for deposits and loans. Credit unions and finance companies are significant factors in the consumer loan market. Insurance companies, investment firms, and retailers are significant competitors for some types of business. Banks compete for deposits with a broad spectrum of other types of investments such as mutual funds, debt securities of corporations, and debt securities of the federal government, state governments and their respective agencies. The principal methods of competition for financial services are price (interest rates paid on deposits, interest rates charged on borrowings, and fees charged for services) and service (convenience and quality of services rendered to customers).

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

  Banks are subject to a number of federal and state laws and regulations that have a material impact on their business. These include, among others, state usury laws, state laws relating to fiduciaries, the Truth In Lending Act, the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Expedited Funds Availability Act, the Community Reinvestment Act, electronic funds transfer laws, redlining laws, antitrust laws, environmental laws, and privacy laws. The instruments of monetary policy of authorities such as the Federal Reserve Board may influence the growth and distribution of bank loans, investments, and deposits, and may also affect interest rates on loans, investment securities, and deposits. These policies may have a significant effect on the operating results of banks.

  Old Kent's subsidiaries hold title, on a temporary or permanent basis, to a number of parcels of real property. These include property owned for branch offices and other business purposes as well as properties taken in or in lieu of foreclosure to satisfy loans in default. Under current state and federal laws, present and past owners of real property are potentially exposed to liability for the cost of clean up or containment of contamination on or originating from those properties. These liabilities can be material and can exceed the value of the contaminated property.

  Bank holding companies are allowed to acquire banks located in any state in the United States without regard to geographic restrictions or reciprocity requirements imposed by state law, and banks are allowed to establish interstate branch networks through acquisitions of other banks. The establishment of de novo interstate branches or the acquisition of individual branches of a bank in another state (rather than the acquisition of an out-of-state bank in its entirety) is allowed only if specifically authorized by state law.

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

New Regulatory Developments

Gramm-Leach-Bliley Act of 1999

  The Gramm-Leach-Bliley Act of 1999 that has been passed by Congress and was signed into law by the President on November 12, 1999 represents sweeping reform of federal regulation of financial services. This act largely removes the restrictions that previously prevented affiliations among banks, securities firms, and insurance companies and provides for a system of functional regulation of the financial services industry. Among other provisions, this act:

  . Repeals the restrictions on banks affiliating with securities firms contained in the depression-era Glass-Steagall Act.

  . Permits a qualifying bank holding company to become a "financial holding company." A financial holding company may engage in a statutory list of financial activities, including insurance underwriting and agency activities, security underwriting and brokerage activities, merchant banking, and insurance company portfolio investment activities. Other activities that are "complementary" to financial activities, a category to be defined by regulation, are also authorized for financial holding companies.

  . Provides a system of functional regulation under which, with certain exceptions, activities of banks and bank affiliates as securities brokers and investment advisors are subject to regulation and supervision by the Securities and Exchange Commission, eliminating an exemption banks previously enjoyed.

  . Reaffirms the traditional authority of states to regulate insurance companies and insurance agencies, but prohibits discrimination against bank affiliates that conduct those activities.

  . Provides for disclosure of privacy policies to consumers and provides protections to consumers against the transfer and use of certain nonpublic personal information by financial institutions.

  . Requires that agreements between banks and non-governmental entities in connection with the Community Reinvestment Act be disclosed to the public, and that community groups that receive funds from banks in excess of defined thresholds disclose how those funds are used.

  Although this new Act repeals certain pre-existing statutory barriers to cross-industry affiliations and provides a structural framework for achieving the Act's purposes, many details of implementing the changes authorized by the Act will be the subject of regulations to be adopted in the future by the Federal Reserve Board, the Securities and Exchange Commission, and other relevant federal agencies.

  To recharacterize itself as a financial holding company and to avail itself of the broader powers permitted for financial holding companies, a bank holding company must meet certain regulatory standards for being "well capitalized", "well-managed", and "satisfactory" in its Community Reinvestment Act compliance. Old Kent is eligible to become a financial holding company. As of the date of filing this report, Old Kent's board of directors has authorized an election to become a financial holding company and authorized Old Kent's officers to determine if and when such an election will be made.

  Old Kent believes that the most significant effect of this new legislation on Old Kent will be to enable it to engage in a broader range of business activities and offer a broader range of financial products than was previously permitted. Old Kent intends to explore opportunities for these new activities and product offerings and opportunities for acquisitions of companies engaged in the newly authorized activities. However, Old Kent has no specific plans or proposals to engage in or acquire companies engaged in the newly authorized activities as of the date of filing this report.

  This new legislation is expected, in time, to alter the competitive landscape of the product markets presently served by Old Kent. Companies that are presently engaged primarily in insurance activities or securities activities will be permitted to acquire banks and bank holding companies such as Old Kent. Old Kent may, in the future, face increased competition from a broader range of larger, more diversified financial companies.

Pooling of Interests Accounting

  The Financial Accounting Standards Board ("FASB") has published a proposal that would, if adopted, eliminate the availability of pooling of interests accounting treatment for most, if not all, mergers and acquisitions. Mergers and acquisitions that were previously accounted for as poolings of interest would, in the future, be accounted for as purchases. Under purchase accounting, an amount equal to the difference between the value of the consideration paid and the value of the net assets acquired is characterized as "goodwill," recorded as an asset of the acquiring company, and amortized as a charge against earnings over a period of years. If adopted as presently proposed, this change in accounting standards would be effective for acquisitions agreed to and announced after the end of 2000 or earlier in certain circumstances. Old Kent's most significant acquisitions in recent years have been structured and accounted for as poolings of interest. Implementation of this proposal is not expected to affect the accounting for past or pending acquisitions, but it could affect the real or perceived financial value of acquisitions initiated after the end of 2000.

Investment Activities

  As detailed in the "Investment Portfolio" tables, Old Kent derives a significant amount of income from its investment security portfolio, which is composed of five general categories of securities: (1) U.S. Treasury and federal agency securities; (2) collateralized mortgage obligations ("CMOs");
(3) mortgage-backed pass-through securities ("MBSs"); (4) municipal bonds; and
(5) other securities.

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

  As of December 31, 1999, Old Kent had not identified any securities as being "high risk" as defined by the FFIEC Supervisory Policy Statement on Securities Activities.

Employees

  In the aggregate, Old Kent and its subsidiaries had 8,018 employees (on a full time equivalent basis) at December 31, 1999. Old Kent and its subsidiaries are equal opportunity employers whose affirmative action programs comply with applicable federal laws and executive orders.

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

                                                Annual Report
                                                    Pages
                                                -------------
      MD&A
        Average Consolidated Balance Sheets         S-11
        Net Interest Income                       S-9--S-10
        Loan Portfolio                           S-12--S-14
        Nonperforming Assets                     S-16--S-17
        Provision for Credit Losses              S-14--S-17

      Selected Financial Data
        Dividend payout ratio                        S-3
        Return on average equity                     S-3
        Return on average assets                     S-3
        Average equity to average assets             S-3

      Financial Statements
        Note 6. Loans and Nonperforming Assets   S-46--S-47
        Note 17. Reportable Operating Segments   S-57--S-58

Investment Portfolio

  The following table summarizes Old Kent's securities classified as available-for-sale at December 31, 1999, 1998, and 1997. Securities available-for-sale are carried on the balance sheet at their estimated fair market values, with corresponding valuation adjustments included as a component of shareholders' equity.

                                               Gross      Gross    Estimated
                                  Amortized  Unrealized Unrealized   Market
                                     Cost      Gains      Losses     Value
                                  ---------- ---------- ---------- ----------
                                                (In Thousands)
December 31, 1999
U.S. Treasury and federal agency
 securities                       $  609,003  $    59    $19,494   $  589,568
Collateralized mortgage
 obligations:
 U.S. Government issued            1,048,542       --     32,497    1,016,045
 Privately issued                    394,974       40      8,521      386,493
Mortgage-backed pass-through
 securities                          444,309      221     26,023      418,507
State and political subdivisions       8,295    1,426         11        9,710
Other securities                     196,409      294      2,858      193,845
                                  ----------  -------    -------   ----------
  Total                           $2,701,532  $ 2,040    $89,404   $2,614,168
                                  ==========  =======    =======   ==========
December 31, 1998
U.S. Treasury and federal agency
 securities                       $1,168,946  $28,964    $    51   $1,197,859
Collateralized mortgage
 obligations:
 U.S. Government issued            1,267,819    8,661      1,817    1,274,663
 Privately issued                    366,307    2,057        902      367,462
Mortgage-backed pass-through
 securities                          198,890    1,499        671      199,718
State and political subdivisions      16,851    2,591          1       19,441
Other securities                     266,537   11,399      1,577      276,359
                                  ----------  -------    -------   ----------
  Total                           $3,285,350  $55,171    $ 5,019   $3,335,502
                                  ==========  =======    =======   ==========
December 31, 1997
U.S. Treasury and federal agency
 securities                       $1,045,676  $ 2,475    $ 2,653   $1,045,498
Collateralized mortgage
 obligations:
 U.S. Government issued            1,052,948    6,342      2,503    1,056,787
 Privately issued                    237,363    1,066      2,688      235,741
Mortgage-backed pass-through
 securities                          137,266      280        135      137,411
Other securities                     178,888   25,533        190      204,231
                                  ----------  -------    -------   ----------
  Total                           $2,652,141  $35,696    $ 8,169   $2,679,668
                                  ==========  =======    =======   ==========

  The following table summarizes Old Kent's securities classified as held-to-maturity at December 31, 1999, 1998, and 1997. Securities held-to-maturity are carried on the balance sheet at their amortized cost.

                                               Gross      Gross    Estimated
                                  Amortized  Unrealized Unrealized   Market
                                     Cost      Gains      Losses     Value
                                  ---------- ---------- ---------- ----------
                                                (In Thousands)
December 31, 1999
U.S. Treasury and federal agency
 securities                       $   30,507  $     9    $   534   $   29,982
Collateralized mortgage
 obligations:
 U.S. Government issued               25,973       --        503       25,470
 Privately issued                      5,266       --         55        5,211
Mortgage-backed pass-through
 securities                           61,096      947        791       61,252
State and political subdivision
 securities                          482,253    5,660     23,630      464,283
Other securities                       4,148        2         --        4,150
                                  ----------  -------    -------   ----------
  Total                           $  609,243  $ 6,618    $25,513   $  590,348
                                  ==========  =======    =======   ==========
December 31, 1998
U.S. Treasury and federal agency
 securities                       $  182,364  $ 2,406    $    33   $  184,737
Collateralized mortgage
 obligations:
 U.S. Government issued               65,647       77        240       65,484
 Privately issued                     26,210       --        106       26,104
Mortgage-backed pass-through
 securities                           88,512    1,974         93       90,393
State and political subdivision
 securities                          440,077   16,347        467      455,957
Other securities                         935       --         --          935
                                  ----------  -------    -------   ----------
  Total                           $  803,745  $20,804    $   939   $  823,610
                                  ==========  =======    =======   ==========
December 31, 1997
U.S. Treasury and federal agency
 securities                       $  466,989  $ 8,217    $   187   $  475,019
Collateralized mortgage
 obligations:
 U.S. Government issued              634,597    1,636      4,738      631,495
 Privately issued                    126,492      428        992      125,928
Mortgage-backed pass-through
 securities                          191,113    1,958      1,634      191,437
State and political subdivision
 securities                          323,551   13,619      1,482      335,688
Other securities                       7,265       --         --        7,265
                                  ----------  -------    -------   ----------
  Total                           $1,750,007  $25,858    $ 9,033   $1,766,832
                                  ==========  =======    =======   ==========

  The following table shows, by class of maturities as of December 31, 1999, the amounts and weighted average yields of securities available-for-sale and securities held-to-maturity on the basis of amortized cost:

                                                       Maturing
                         ---------------------------------------------------------------------------
                                             After One but      After Five but
                         Within One Year   Within Five Years   Within Ten Years    After Ten Years
                         ----------------- ------------------- ------------------  -----------------
                          Amount   Yield     Amount    Yield    Amount    Yield     Amount   Yield
                          ------   -----     ------    -----    ------    -----     ------   -----
                                                (Dollars in Thousands)
U.S. Treasury and other
 U.S. government
 agencies
 and corporations        $  78,542  5.46%  $  390,445   5.45%  $  156,682   6.72%  $  13,841  6.73%
States and other
 political subdivisions     38,833  5.72      121,871   5.46      131,231   5.03     198,613  4.75
Other Securities                --    --       51,402   5.66       11,687   6.44     137,468  7.46
                         --------- -----   ---------- ------   ---------- ------   --------- -----
  Total                  $ 117,375  5.56%  $  563,718   5.47%  $  299,600   5.96%  $ 349,922  5.62%
                         ========= =====   ========== ======   ========== ======   ========= =====

----------------
(1) The effective yields are weighted for the scheduled maturity of each security.

(2) Collateralized mortgage obligations and mortgage-backed securities of $1,980,160, having a weighted average yield of 6.28% at December 31, 1999, are not included in the table shown above.

(3) Weighted average interest rates have been computed on a fully taxable equivalent basis. The rates shown on securities issued by states and political subdivisions have been restated, assuming a 35% tax rate. The amount of the adjustment, due to restating the rates, is as follows:

                            Tax-             Rate of Taxable
                           Exempt              Equivalents
                            Rate  Adjustment      Basis
                           ------ ---------- ---------------
            Under 1 Year    5.72%    3.08%        8.80%
            1 to 5 Years    5.46     2.94         8.40
            5 to 10 Years   5.03     2.71         7.74
            Over 10 Years   4.75     2.56         7.31
                            ----     ----         ----
            Total           5.08%    2.74%        7.82%
                            ====     ====         ====

(4) The aggregate book value of securities of no single issuer except the U.S. Government exceeds 10% of Old Kent's consolidated shareholders' equity.

  The table below identifies the critical characteristics of Old Kent's three classes of mortgage-backed related securities for December 31, 1999, 1998, and 1997.

                                                      Weighted Estimated
                                           Amortized  Average   Average
                                              Cost     Yield     Life*
                                           ---------- -------- ---------
                                                  (In Thousands)
December 31, 1999
Collateralized mortgage obligations:
 U.S. Government issued                    $1,074,515   6.17%     3.7
 Privately issued                             400,240   6.43      3.6
Mortgage-backed pass-through securities       505,405   6.40      7.3
                                           ----------   ----      ---
  Total                                    $1,980,160   6.28%     4.6
                                           ==========   ====      ===
December 31, 1998
Collateralized mortgage obligations:
 U.S. Government issued                    $1,333,466   6.24%     3.5
 Privately issued                             392,517   6.32      4.1
Mortgage-backed pass-through securities       287,402   6.67      4.7
                                           ----------   ----      ---
  Total                                    $2,013,385   6.31%     3.8
                                           ==========   ====      ===
December 31, 1997
Collateralized mortgage obligations:
 U.S. Government issued                    $1,687,545   6.57%     3.3
 Privately issued                             363,855   6.55      3.3
Mortgage-backed pass-through securities       328,379   6.17      4.2
                                           ----------   ----      ---
  Total mortgage-backed related securities $2,379,779   6.51%     3.4
                                           ==========   ====      ===

--------
* Estimated average life is the amortization period, in years, used by Old Kent in the preparation of its financial statement.

Loan Portfolio

  The following table shows the maturity of loans (excluding residential mortgages of 1-4 family residences, consumer loans, credit card loans, and lease financing) outstanding at December 31, 1999. Also provided are the amounts due after one year classified according to their sensitivity to changes in interest rates.

                                         Due in One   Due in One   Due After
                                        Year or Less to Five Years Five Years
                                        ------------ ------------- ----------
                                              (In Thousands of Dollars)
Commercial, financial and agricultural   $1,758,896   $1,190,478    $220,126
Real estate-commercial(1)                   451,617    1,577,913     368,133
Real estate-construction                    401,236      433,707     256,921
                                         ----------   ----------    --------
  Total                                  $2,611,749   $3,202,098    $845,180
                                         ==========   ==========    ========
Loans due after one year:
 With fixed rates                                     $2,213,134    $657,944
 With floating rates                                     988,964     187,236
                                                      ----------    --------
  Total                                               $3,202,098    $845,180
                                                      ==========    ========

--------
(1)  Includes real estate commercial loans secured by 1-4 family residences.

  Old Kent had no significant foreign outstandings at the end of any of the last three years.

Deposits

  The daily average amounts of deposits and rates paid on such deposits for the periods indicated are:

                                   Years Ended December 31,
                      ----------------------------------------------------
                            1999              1998              1997
                      ----------------  ----------------  ----------------
                        Amount    Rate    Amount    Rate    Amount    Rate
                        ------    ----    ------    ----    ------    ----
                                    (Dollars in Thousands)
In Domestic Offices:
 Non-interest-bearing
  demand deposits     $ 2,071,822       $ 2,031,358       $ 1,806,165
 Savings deposits       5,227,457 2.80%   4,632,882 2.79%   4,322,004 2.70%
 Time deposits          6,563,353 4.93    6,920,160 5.36    7,217,495 5.55
In Foreign Office:
 Time deposits             75,232 5.11       37,384 5.37       38,792 5.45
                      -----------       -----------       -----------
  Total               $13,937,864       $13,621,784       $13,384,456
                      ===========       ===========       ===========

  The time remaining until maturity of time deposits of $100,000 or more issued by domestic offices (all of which are time certificates of deposit) at December 31, 1999, is as follows:

                            Time Certificates
                                of Deposit
                          ----------------------
                          (Dollars in Thousands)
3 months or less                $1,149,475
Over 3 through 6 months            554,084
Over 6 through 12 months           267,948
Over 12 months                     153,665
                                ----------
  Total                         $2,125,172
                                ==========

  Time deposits in the foreign office are all in amounts of $100,000 or more.

Other Borrowed Funds

  Other borrowed funds consist of federal funds purchased, securities sold under agreements to repurchase, bank notes, treasury tax, loan and demand notes. The following amounts and rates applied during the last three years:

                           Federal Funds Purchased and
                              Securities Sold Under
                            Agreements to Repurchase:                Bank Notes
                          --------------------------------  ------------------------------
                             1999        1998       1997      1999       1998       1997
                             ----        ----       ----      ----       ----       ----
                              (Dollars in Thousands)           (Dollars in Thousands)
Amounts outstanding at
 year-end                 $  935,103  $1,258,968  $846,500  $500,000  $  250,000  $960,500
Average amount
 outstanding during year  $  973,603  $1,002,060  $739,981  $409,997  $  722,819  $590,886
Maximum amount
 outstanding any month-
 end                      $1,374,288  $1,291,467  $923,525  $500,000  $1,010,500  $960,500
Weighted average
 interest rate at year-
 end(1)                         4.72%       4.98%     5.80%     5.78%       4.59%     5.88%
Weighted average
 interest rate during
 year(1)                        4.37%       4.82%     4.84%     5.26%       5.70%     6.04%

                              Federal Home Loan                 Aggregate Other
                                Bank Advances                    Borrowed Funds
                          ----------------------------  ----------------------------------
                            1999      1998      1997       1999        1998        1997
                            ----      ----      ----       ----        ----        ----
                            (Dollars in Thousands)           (Dollars in Thousands)
Amounts outstanding at
 year-end                 $927,170  $736,835  $312,693  $2,550,877  $2,404,971  $2,361,313
Average amount
 outstanding during year  $831,232  $387,083  $306,826  $2,387,153  $2,317,576  $1,843,132
Maximum amount
 outstanding any month-
 end                      $943,594  $736,835  $323,461  $2,618,819  $2,685,063  $2,361,313
Weighted average
 interest rate at year-
 end(1)                       5.96%     5.30%     6.06%       5.06%       4.90%       5.30%
Weighted average
 interest rate during
 year(1)                      5.61%     5.74%     5.97%       4.93%       5.36%       5.61%

--------
(1) The weighted average interest rates are derived by dividing the interest expense for the period by the daily average balance during the period.

Item 2. Properties.

  The executive offices of Old Kent and the main office of Old Kent Bank are located in an office complex in downtown Grand Rapids, Michigan. This complex consists of two interconnected buildings, including a 10-story office building. Approximately 70% of the 305,633 square feet of space in the complex is occupied by Old Kent and Old Kent Bank. The balance is leased to others for terms of varying lengths.

  Old Kent's operations center is housed in two buildings located near Grand Rapids. The two buildings, which have a total of 310,000 square feet, are owned by Old Kent Bank.

  Old Kent's subsidiary banks conducted business from a total of 254 full service banking offices as of December 31, 1999. Of the full service banking offices, 194 are owned by the banks or their subsidiaries, and 60 are leased from various independent parties for various lease terms.

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

Supplemental Item. Executive Officers of the Registrant.

  Old Kent's executive officers are appointed annually by, and serve at the pleasure of, the Old Kent board of directors. Biographical information concerning executive officers as of March 1, 2000, who are not directors or nominated for election to the board of directors is presented below:

  Mary Ellen Baker (age 41) has been Executive Vice President (Corporate Operations and Technology) of Old Kent since December 1999. Prior to that, she was a Senior Vice President of Comerica Bank. Ms. Baker is also a member of Old Kent's Management Group.

  Gary S. Bernard (age 46) has been Senior Vice President (Consumer Lending) of Old Kent Bank since January 1999 and Senior Vice President of Old Kent Bank since 1998. Prior to that, he was a Managing Associate of Coopers and Lybrand Consulting from 1997 to 1998, a Senior Vice President of Great Western Bank from 1996 to 1997, and a Senior Vice President of Banc One from 1989 to 1996. Mr. Bernard is also a member of Old Kent's Management Group.

  Donald R. Britton (age 56) has been President of Old Kent Mortgage Company since 1997 and Chief Executive Officer of Old Kent Mortgage Company since October 1999. He was Executive Vice President of Old Kent Mortgage Company from 1995 to 1997. Prior to that, he was a Senior Vice President of First Fidelity Bank from 1992 to 1995. Mr. Britton is also a member of Old Kent's Management Group.

  Steven D. Crandall (age 47) has been Senior Vice President (Human Resources) of Old Kent since 1997 and Senior Vice President of Old Kent since 1989. Mr. Crandall is also a member of Old Kent's Management Group.

  David A. Dams (age 47) has been Executive Vice President (Corporate Banking) of Old Kent Bank since 1989 and Executive Vice President of Old Kent Bank since 1986. Mr. Dams is also a member of Old Kent's Management Group.

  Gregory K. Daniels (age 47) has been Senior Vice President of Old Kent since 1996 and Chief Information Officer of Old Kent since 1997. Prior to that, he was a Business Unit Executive with IBM. Mr. Daniels is also a member of Old Kent's Management Group.

  Mark F. Furlong (age 42) has been Executive Vice President of Old Kent and Old Kent Bank since October 1998, Chief Financial Officer of Old Kent since June 1999, and Chief Financial Officer of Old Kent Bank since March 1998. He was Senior Vice President of Old Kent Bank from March 1998 to October 1998. Prior to that, he was a First Vice President of H.F. Ahmanson/Home Savings of America. Mr. Furlong is also a member of Old Kent's Senior Policy Committee and Old Kent's Management Group.

  Stanlee P. Greene, Jr. (age 39) has been Senior Vice President (Sales and Marketing) of Old Kent since February 1999. Prior to that, he was a partner of Williams Marketing Services, a consulting firm. Mr. Greene is also a member of Old Kent's Management Group.

  Joseph T. Keating (age 47) has been Senior Vice President of Old Kent Bank since 1987 and President of Lyon Street Asset Management Company since 1998. Mr. Keating is also a member of Old Kent's Management Group.

  Kenneth C. Krei (age 50) has been Executive Vice President (Investment and Insurance Services) of Old Kent and Old Kent Bank since 1998 and Executive Vice President of Old Kent Bank since 1997. He was Senior Vice President of Old Kent Bank from 1996 to 1997. Prior to that, Mr. Krei held various positions with Bank of America (Continental Bank) in Chicago, Illinois. Mr. Krei is also a member of Old Kent's Senior Policy Committee and Old Kent's Management Group.

  Larry S. Magnesen (age 42) has been Senior Vice President (Business Banking) of Old Kent Bank since January 1999 and Senior Vice President of Old Kent Bank since 1997. He was Senior Vice President of Old Kent from 1996 to 1997. Prior to that, he was a Vice President of Banc One Corporation and Banc One Ohio Corporation. Mr. Magnesen is also a member of Old Kent's Management Group.

  Richard A. McGarrity (age 52) has been Senior Vice President (Corporate Finance) of Old Kent since June 1999. He was Senior Vice President and Chief Financial Officer of Old Kent Mortgage Company from 1997 to June 1999. Prior to that, he was Senior Vice President and Chief Financial Officer of Great Financial Mortgage Company.

  Ronald C. Mishler (age 39) has been Senior Vice President and Treasurer of Old Kent and Old Kent Bank since 1998. Prior to that, he was Vice President and Treasurer of United States Fidelity and Guaranty Corporation from 1996 to 1998. Prior to that, he was a Senior Vice President of Heller International Corporation. Mr. Mishler is also a member of Old Kent's Management Group.

  Janet S. Nisbett (age 49) has been Senior Vice President and Controller of Old Kent since 1998 and Senior Vice President and Controller of Old Kent Bank since 1990.

  Albert T. Potas (age 48) has been Senior Vice President (Investor Relations) of Old Kent since 1998 and Senior Vice President of Old Kent since 1992. He was Controller of Old Kent from 1986 to 1998.

  David C. Schneider (age 34) has been Executive Vice President (Retail Strategy and Product Development) of Old Kent since 1998. Prior to that, he was a partner of The Stratmor Group, a consulting firm, from 1997 to 1998. He was Assistant Vice President and Controller of Old Kent Mortgage Company from 1994 to 1995, Vice President of Old Kent Mortgage Company from 1995 to 1996, Chief Financial Officer of Old Kent Mortgage Company from 1995 to 1997, and Senior Vice President of Old Kent Mortgage Company from 1996 to 1997. Mr. Schneider is also a member of Old Kent's Senior Policy Committee and Old Kent's Management Group.

  Walter J. Smiechewicz (age 41) has been Senior Vice President and Chief Risk Officer of Old Kent since January 2000. Prior to that, he was a Senior Vice President of Keybank N.A.

  Daniel W. Terpsma (age 45) has been Executive Vice President (Corporate Banking) of Old Kent and President of Old Kent Bank-Illinois since February 2000, and Executive Vice President of Old Kent Bank and President of Old Kent Bank-East since 1997. Prior to that, he was Senior Vice President of Old Kent Bank. Mr. Terpsma is a director of Riviera Tool Company. Mr. Terpsma is also a member of Old Kent's Senior Policy Committee and Old Kent's Management Group.

  Mary E. Tuuk (age 35) has been Senior Vice President (Legal Coordinator) of Old Kent since 1998 and Secretary of Old Kent since 1996. She was Vice President of Old Kent from 1996 to 1998. Prior to that, she was an attorney with the law firm Chapman and Cutler in Chicago, Illinois.

  Michelle L. Van Dyke (age 36) has been Executive Vice President (Retail Distribution) of Old Kent since 1999 and Executive Vice President of Old Kent since 1998. She was President of the Central Region of Old Kent Mortgage Company from 1997 to 1998, Senior Vice President of Old Kent Mortgage Company from 1995 to 1997, and Vice President of Old Kent Mortgage Company from 1993 to 1995. Ms. Van Dyke is also a member of Old Kent's Senior Policy Committee and Old Kent's Management Group.

  Michael J. Whalen (age 51) has been Senior Vice President and Senior Credit Officer of Old Kent since 1997. Prior to that, he was President of Old Kent Bank-Illinois. Mr. Whalen is also a member of Old Kent's Management Group.

                                    PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
Matters.

  The information under the caption "Old Kent Common Stock" and "Cash Dividends" on page S-23 of Old Kent's Annual Report to Shareholders for the year ended December 31, 1999 (the "1999 Annual Report"), is here incorporated by reference. Old Kent's 1999 Annual Report is printed and distributed with its definitive Proxy Statement for its Annual Meeting of Shareholders to be held April 17, 2000 (the "2000 Proxy Statement").

Item 6. Selected Financial Data.

  The information under the caption "Five Year Summary of Selected Financial Data" on page S-3 of Old Kent's 1999 Annual Report is here incorporated by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

  The information under the caption "Financial Review" on pages S-4 through S-30 of Old Kent's 1999 Annual Report is here incorporated by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

  The information under the caption "Market Risk Management" on pages S-26 through S-29 of Old Kent's 1999 Annual Report is here incorporated by reference.

Item 8. Financial Statements and Supplementary Data.

  The financial statements, notes and the report of independent public accountants on pages S-33 through S-67 of Old Kent's 1999 Annual Report is here incorporated by reference.

  The information under the caption "Quarterly Financial Data" on page S-31 of Old Kent's 1999 Annual Report is here incorporated by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

  Not applicable.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant.

  The information set forth under the captions "Old Kent's Board of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the 2000 Proxy Statement is here incorporated by reference.

Item 11. Executive Compensation.

  The information set forth under the captions "Summary of Executive Compensation," "Equity-Based Compensation Program," "Retirement Plans," "Executive Severance Agreements," and "Compensation of Directors" in the 2000 Proxy Statement is here incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

  The information set forth under the caption "Ownership of Old Kent Stock" in the 2000 Proxy Statement is here incorporated by reference.

Item 13. Certain Relationships and Related Transactions.

  The information set forth under the caption "Certain Relationships and Related Transactions" in the 2000 Proxy Statement is here incorporated by reference.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) (1) Financial Statements. The following financial statements and report of independent public accountants of Old Kent Financial Corporation and its subsidiaries are filed as part of this report:

  Report of Independent Public Accountants dated January 14, 2000

  Consolidated Balance Sheet--December 31, 1999 and 1998

  Consolidated Statement of Income for each of the three years in the period ended December 31, 1999

  Consolidated Statement of Cash Flows for each of the three years in the period ended December 31, 1999

  Consolidated Statement of Shareholders' Equity for each of the three years in the period ended December 31, 1999

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

 3.2    Bylaws. Previously filed as Exhibit 3.2 to Old Kent's Form 8-K Current
        Report dated March 2, 2000. Here incorporated by reference.

 4.1    Rights Agreement. Previously filed as an exhibit to Old Kent's Form 8-
        A/A Registration Statement filed December 30, 1998. Here incorporated by reference.

 4.2    Certificate of Designation, Preferences, and Rights of Series C
        Preferred Stock. Previously filed as Exhibit 4.3 to Old Kent's Form 8-K filed March 5, 1997. Here incorporated by reference.

 4.3    Certificate of Designation, Preferences, and Rights of Series D
        Perpetual Preferred Stock and Series E Perpetual Preferred Stock.
        Previously filed as Exhibit 4.9 to Old Kent's Form S-4 Registration
        Statement filed December 23, 1999. Here incorporated by reference.

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

 4.7    Guarantee Agreement, dated as of August 21, 1997, between Old Kent and
        Bankers Trust Company. Previously filed as Exhibit 4.7 to Old Kent's
        Form 8-K filed March 4, 1998. Here incorporated by reference.

 4.8    Indenture, dated as of January 31, 1997, between Old Kent and Bankers
        Trust Company. Previously filed as Exhibit 4.8 to Old Kent's Form 8-K filed March 5, 1997. Here incorporated by reference.

 4.9 Long-Term Debt. Old Kent has outstanding long-term debt that, at the time of this report, does not exceed 10% of Old Kent's total consolidated assets. Old Kent agrees to furnish copies of the agreements defining the rights of holders of such long-term indebtedness to the Securities and Exchange Commission upon request.

 10.1   Executive Stock Option Plan of 1986.* Previously filed as Exhibit 10 to
        Old Kent's Form 10-Q Quarterly Report for its fiscal quarter ended
        September 30, 1995. Here incorporated by reference.

 10.2   Amendment to Executive Stock Option Plan of 1986.* Previously filed as
        Exhibit 10.19 to Old Kent's Form 8-K filed March 5, 1997. Here incorporated by reference.

 10.3   Amendment to Executive Stock Option Plan of 1986, Stock Option
        Incentive Plan of 1992, and Executive Stock Incentive Plan of 1997.*
        Previously filed as Exhibit 10.3 to Old Kent's Form 8-K filed March 2,
        2000. Here incorporated by reference.

 10.4   Restricted Stock Plan of 1987.* Previously filed as part of Old Kent's
        Definitive Proxy Statement dated March 6, 1992. Here incorporated by reference.

 10.5   Amendment to Restricted Stock Plan of 1987.* Previously filed as
        Exhibit 10(f) to Old Kent's Form 8-K filed February 23, 1996. Here incorporated by reference.

 10.6   Old Kent Executive Retirement Income Plan and Related Trust.*
        Previously filed as Exhibit 10.5 to Old Kent's Form 8-K filed March 4,
        1998. Here incorporated by reference.

 Number                                 Exhibit
 ------                                 -------
 10.7   Amendment to Executive Retirement Income Plan.* Previously filed as
        Exhibit 10.6 to Old Kent's Form 8-K filed March 4, 1998. Here incorporated by reference.

 10.8   Old Kent Executive Thrift Plan and Related Trust.* Previously filed as
        Exhibit 10.7 to Old Kent's Form 8-K filed March 4, 1998. Here incorporated by reference.

 10.9 Amendment to Executive Thrift Plan.* Previously filed as Exhibit 10(h) to Old Kent's Form 10-K Annual Report for its fiscal year ended
        December 31, 1994. Here incorporated by reference.

 10.10 Old Kent Deferred Compensation Plan and Related Trust.* Previously filed as Exhibit 10.9 to Old Kent's Form 8-K filed March 4, 1998. Here incorporated by reference.

 10.11 Stock Option Incentive Plan of 1992.* Previously filed as Exhibit 10(b) to Old Kent's Form 10-Q Quarterly Report for its fiscal quarter ended
        June 30, 1995. Here incorporated by reference.

 10.12  Amendment to Stock Option Incentive Plan of 1992.* Previously filed as
        Exhibit 10.20 to Old Kent's Form 8-K filed March 5, 1997. Here incorporated by reference.

 10.13  Amendment to Stock Option Incentive Plan of 1992.* Previously filed as
        Exhibit 10(d) to Old Kent's Form 10-Q Quarterly Report for the fiscal quarter ended June 30, 1997. Here incorporated by reference.

 10.14 Deferred Stock Compensation Plan and Related Trust.* Previously filed as Exhibit 10(j) to Old Kent's Form 10-K Annual Report for its fiscal year ended December 31, 1994. Here incorporated by reference.

 10.15  Old Kent Directors' Deferred Compensation Plan and Related Trust.*
        Previously filed as Exhibit 10(n) to Old Kent's Form 10-K Annual Report for its fiscal year ended December 31, 1994. Here incorporated by reference.

 10.16  Amendment to Old Kent Directors' Deferred Compensation Plan.*
        Previously filed as Exhibit 10.15 to Old Kent's Form 8-K filed March 4,
        1998. Here incorporated by reference.

 10.17  Executive Incentive Bonus Plan.* Previously filed as part of Old Kent's
        Definitive Proxy Statement dated March 1, 1997. Here incorporated by reference.

 10.18  Executive Stock Incentive Plan of 1997.* Previously filed as part of
        Old Kent's Definitive Proxy Statement dated March 1, 1997. Here incorporated by reference.

 10.19 Amendment to Executive Stock Incentive Plan of 1997.* Previously filed as Exhibit 10(d) to Old Kent's Form 10-Q Quarterly Report for the fiscal quarter ended June 30, 1997. Here incorporated by reference.

 10.20  Stock Incentive Plan of 1999.* Previously filed as part of Old Kent's
        Definitive Proxy Statement dated March 1, 1999. Here incorporated by reference.

 10.21  Employee Stock Purchase Plan of 1999.* Previously filed as part of Old
        Kent's Definitive Proxy Statement dated March 1, 1999. Here incorporated by reference.

 10.22  Executive Incentive Bonus Plan of 2000.* Previously filed as part of
        Old Kent's Definitive Proxy Statement dated February 28, 2000. Here incorporated by reference.

 10.23  Pooling and Service Agreement. Previously filed as Exhibit 10 to Old
        Kent's Form 8-K filed February 23, 1996. Here incorporated by reference.

 10.24  Executive Severance Agreements.* The form of Executive Severance
        Agreement was previously filed as Exhibit 10.17 to Old Kent's Form 8-K filed March 5, 1997. Here incorporated by reference. An updated participant schedule was previously filed as Exhibit 10.24 to Old
        Kent's Form 8-K filed March 2, 2000. Here incorporated by reference.

 10.25  Executive Severance Agreements.* The form of Executive Severance
        Agreement was previously filed as Exhibit 10.18 to Old Kent's Form 8-K filed March 5, 1997. Here incorporated by reference. An updated participant schedule was previously filed as Exhibit 10.25 to Old
        Kent's Form 8-K filed March 2, 2000. Here incorporated by reference.

 Number                                 Exhibit
 ------                                 -------
 10.26  Executive Severance Agreements.* The form of Executive Severance
        Agreement was previously filed as Exhibit 10.24 to Old Kent's Form 8-K filed March 15, 1999. Here incorporated by reference. An updated participant schedule was previously filed as Exhibit 10.26 to Old
        Kent's Form 8-K filed March 2, 2000. Here incorporated by reference.

 10.27 Indemnity Agreement.* The form of Indemnity Agreement was previously filed as Exhibit 10(c) to Old Kent's Form 10-Q Quarterly Report for the fiscal quarter ended June 30, 1997. Here incorporated by reference. A participant schedule was previously filed as Exhibit 10.27 to Old
        Kent's Form 8-K filed March 2, 2000. Here incorporated by reference.

 10.28  Restricted Stock Agreement for Mr. Warrington.* Previously filed as
        Exhibit 10(p) to Old Kent's Form 8-K filed February 23, 1996. Here incorporated by reference.

 10.29  Restricted Stock Agreement for Mr. Warrington.* Previously filed as
        Exhibit 10(q) to Old Kent's Form 8-K filed February 23, 1996. Here incorporated by reference.

 10.30  Agreement and Plan of Merger, dated as of July 29, 1999, among
        Merchants Bancorp, Inc., Old Kent, and Merchants Acquisition
        Corporation. Previously filed as Exhibit 2.1 to Old Kent's Form 8-K filed August 2, 1999. Here incorporated by reference.

 10.31  Agreement and Plan of Merger, dated as of September 9, 1999, among
        Grand Premier Financial, Inc., Old Kent and OK Merger Corporation.
        Previously filed as Exhibit 2.1 to Old Kent's Form 8-K filed September
        13, 1999. Here incorporated by reference.

 12     Statement Re Computation of Ratios.

 13 Annual Report to Shareholders. This exhibit, except for those portions expressly incorporated by reference in this filing, is furnished for the information of the Commission and is not deemed "filed" as part of this filing.

 21     Subsidiaries of Registrant. Previously filed as Exhibit 21 to Old
        Kent's Form 8-K filed March 2, 2000. Here incorporated by reference.

 23     Consent of Independent Public Accountants.

 24     Powers of Attorney.

 27     Financial Data Schedule.

 99     Old Kent Thrift Plan Performance Table.

----------------
* These agreements are management contracts or compensation plans or arrangements required to be filed as exhibits to this Form 10-K.

 Old Kent will furnish a copy of any exhibit listed above to any Old Kent shareholder without charge upon written request to Ms. Mary E. Tuuk, Secretary, Old Kent Financial Corporation, 111 Lyon St., N.W., Grand Rapids, Michigan 49503.

(b) Reports on Form 8-K. Old Kent filed the following report on Form 8-K during the last quarter of the period covered by this report:

               Date of Event Reported   Item Reported
               December 13, 1999        Item 5
               November 30, 1999        Item 5
               October 31, 1999         Item 5

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          OLD KENT FINANCIAL CORPORATION
                                          (Registrant)

Date: March 3, 2000                       By /s/ Mary E. Tuuk
                                             ---------------------------
                                             Mary E. Tuuk
                                             Secretary and Senior Vice
                                             President

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

 March 3, 2000                            /s/ Richard L. Antonini*
                                          __________________________________
                                          Richard L. Antonini
                                          Director


 March 3, 2000                            /s/ John D. Boyles*
                                          __________________________________
                                          John D. Boyles
                                          Director

 March 3, 2000                            /s/ William P. Crawford*
                                          __________________________________
                                          William P. Crawford
                                          Director

 March 3, 2000                            /s/ Richard M. DeVos, Jr.*
                                          __________________________________
                                          Richard M. DeVos, Jr.
                                          Director

 March 3, 2000                            /s/ Mark F. Furlong*
                                          __________________________________
                                          Mark F. Furlong
                                          Executive Vice President and
                                          Chief Financial Officer
                                          (Principal Financial and
                                          Accounting Officer)

 March 3, 2000                            /s/ William G. Gonzalez*
                                          __________________________________
                                          William G. Gonzalez
                                          Director

 March 3, 2000                            /s/ James P. Hackett*
                                          __________________________________
                                          James P. Hackett
                                          Director

 March 3, 2000                            /s/ Erina Hanka*
                                          __________________________________
                                          Erina Hanka
                                          Director

 March 3, 2000                            /s/ Michael J. Jandernoa*
                                          __________________________________
                                          Michael J. Jandernoa
                                          Director


 March 3, 2000                            /s/ Kevin T. Kabat*
                                          __________________________________
                                          Kevin T. Kabat
                                          Vice Chairman of the Board and
                                          Director

 March 3, 2000                            /s/ Fred P. Keller*
                                          __________________________________
                                          Fred P. Keller
                                          Director

 March 3, 2000                            /s/ John P. Keller*
                                          __________________________________
                                          John P. Keller
                                          Director

 March 3, 2000                            /s/ Hendrik G. Meijer*
                                          __________________________________
                                          Hendrik G. Meijer
                                          Director

 March 3, 2000                            /s/ Percy A. Pierre*
                                          __________________________________
                                          Percy A. Pierre
                                          Director

 March 3, 2000                            /s/ Marilyn J. Schlack*
                                          __________________________________
                                          Marilyn J. Schlack
                                          Director

 March 3, 2000                            /s/ Peter F. Secchia*
                                          __________________________________
                                          Peter F. Secchia
                                          Director

 March 3, 2000                            /s/ David J. Wagner*
                                          __________________________________
                                          David J. Wagner
                                          Chairman, President, Chief
                                          Executive Officer, and Director
                                          (Principal Executive Officer)

 March 3, 2000                            /s/ Margaret Sellers Walker*
                                          __________________________________
                                          Margaret Sellers Walker
                                          Director

 March 3, 2000                            /s/ Robert H. Warrington*
                                          __________________________________
                                          Robert H. Warrington
                                          Vice Chairman of the Board and
                                          Director

 March 3, 2000                            *By /s/ Mary E. Tuuk _____________
                                          Mary E. Tuuk
                                          Attorney-in-Fact