Form 10-Q
period 2000-03-31
OLD KENT FINANCIAL CORP /MI/
filed 2000-05-15
CIK 746969

SECURITIES AND EXCHANGE COMMISSION
Washington D.C.   20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2000 or

[ ]	Transition Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the transition period from _______ to ___________

Commission File Number 0-14591

OLD KENT FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

Michigan (State of Incorporation)	38-1986608 (I.R.S. Employer Identification Number)

111 Lyon Street, NW Grand Rapids, Michigan (Address of principal executive offices)	49503 (Zip Code)

Registrant's telephone number, including area code:        (616) 771-5000

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X	No

The number of shares outstanding of the registrant's Common Stock, par value $1, as of April 30, 2000 was 130,789,003 shares.

INDEX

OLD KENT FINANCIAL CORPORATION

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

Consolidated Balance Sheet as of March 31, 2000
and December 31, 1999

Consolidated Statement of Income for the three months
ended March 31, 2000 and 1999

Consolidated Statement of Cash Flows for the
three months ended March 31, 2000 and 1999

Notes to Consolidated Financial Statements

Item 2.	Management's Discussion and Analysis of
Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

PART II.	OTHER INFORMATION

Item 2.	Change in Securities and Use of Proceeds
Item 4.	Submission of Matters to a Vote of Security Holders
Item 6.	Exhibits and Reports on Form 8-K

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

Item 1.	Financial Statements

OLD KENT FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheet (Unaudited)__________________________________________________________________
(dollars in thousands)	March 31, 2000	December 31, 1999

ASSETS:
Cash and due from banks	$567,261	$630,474
Federal funds sold and resale agreements	50,735	28,200
Total cash and cash equivalents	617,996	658,674
Interest-earning deposits	404	155
Mortgages held-for-sale	912,653	901,130
Securities available-for-sale:
Collateralized mortgage obligations and other mortgage-backed
securities	2,060,222	1,828,828
Other securities	710,615	999,036
Total securities available-for-sale (amortized cost of
$2,868,171 and $2,921,059 respectively)	2,770,837	2,827,864
Securities held-to-maturity:
Collateralized mortgage obligations and other mortgage-backed
securities	81,627	92,335
Other securities	515,180	516,908
Total securities held-to-maturity (market values of
$577,618 and $590,348, respectively)	596,807	609,243
Loans	13,559,524	12,764,791
Allowance for credit losses	(197,659)	(192,805)
Net loans	13,361,865	12,571,986
Premises and equipment	253,957	258,238
Other assets	1,150,355	1,112,126
Total Assets	$19,664,874	$18,939,416

LIABILITIES AND SHAREHOLDERS' EQUITY:
Liabilities:
Deposits:
Non-interest-bearing	$2,108,754	$2,159,452
Interest-bearing	12,240,503	12,146,361
Foreign deposits -- interest-bearing	223,730	110,061
Total deposits	14,572,987	14,415,874
Other borrowed funds	3,267,759	2,728,553
Other liabilities	310,003	297,230
Long-term debt	200,000	200,000
Total Liabilities	18,350,749	17,641,657

Shareholders' Equity:
Preferred stock: 25,000,000 shares authorized and unissued	--	--
Common stock, $1 par value: 300,000,000 shares authorized;
121,578,000 and 121,930,000 shares issued and outstanding.	121,578	121,930
Capital surplus.	334,438	346,531
Retained earnings	934,984	903,839
Accumulated other comprehensive loss	(76,875)	(74,541)
Total Shareholders' Equity	1,314,125	1,297,759

Total Liabilities and Shareholders' Equity	$19,664,874	$18,939,416

The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD KENT FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statement of Income (Unaudited)__________________________________________________

	For the Three Months Ended March 31,
(dollars in thousands, except per share data)	2000	1999
Interest Income:
Interest and fees on loans	$280,536	$225,309
Interest on mortgages held-for-sale	17,934	36,113
Interest on securities (taxable)	44,226	60,302
Interest on securities (non-taxable)	7,163	7,142
Interest on investments	638	2,006
Total interest income	350,497	330,872

Interest Expense:
Interest on deposits	131,826	128,519
Interest on other borrowed funds	40,009	27,030
Interest on long-term obligations	3,554	3,647
Total interest expense	175,389	159,196

Net Interest Income	175,108	171,676

Provision for credit losses	10,372	7,346
Net interest income after provision
for credit losses	164,736	164,330

Other Income:
Mortgage banking revenues (net)	42,709	45,140
Investment management and trust revenues	20,911	18,946
Deposit account revenues	18,831	17,093
Transaction processing revenue	5,086	5,496
Insurance sales commissions	6,038	5,974
Other	10,062	12,888
Total other income	103,637	105,537

Other Expenses:
Salaries and employee benefits	90,043	89,079
Occupancy	13,573	13,254
Equipment	11,148	10,509
Professional services	11,088	10,097
Telephone and telecommunications	6,591	5,375
Postage and courier charges	4,351	4,399
Merger charges	16,000	--
Other expenses	32,724	36,843
Total other expenses	185,518	169,556
Income Before Income Taxes	82,855	100,311
Income taxes	25,859	34,780
Net Income	$56,996	$65,531

Earnings Per Common Share:
Basic	$0.47	$0.53
Diluted	$0.47	$0.52

Dividends Per Common Share	$0.220	$0.190

Average number of shares used to compute: (in thousands)
Basic earnings per share	121,831	124,298
Diluted earnings per share	122,537	125,587

The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD KENT FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statement of Cash Flows (Unaudited)
	For the Three Months Ended March 31,
(dollars in thousands)	2000	1999

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$56,996	$65,531
Adjustments to reconcile net income
to net cash provided by operating activities:
Provision for credit losses	10,372	7,346
Depreciation, amortization and accretion	14,705	12,805
Net gains on sales of assets	(26,809)	(58,477)
Net change in trading account securities	93	348,166
Originations and acquisitions of mortgages held-for-sale	(1,960,310)	(3,646,021)
Proceeds from sales and prepayments of mortgages held-for-sale	1,945,407	4,457,927
Net change in other assets	(9,607)	14,628
Net change in other liabilities	14,577	87,676
Net cash provided by operating activities	45,424	1,289,581

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and prepayments of securities available-for-sale	92,240	280,071
Proceeds from sales of securities available-for-sale	276,284	187,808
Purchases of securities available-for-sale	(321,110)	(526,266)
Proceeds from maturities and prepayments of securities held-to-maturity	12,613	75,363
Purchases of securities held-to-maturity	--	(46,181)
Net change in interest-earning deposits	(249)	(9,087)
Proceeds from sale of loans	9,482	18,606
Net change in loans	(414,335)	(155,000)
Acquisition of loans through flow arrangements	(395,073)	(306,421)
Purchases of leasehold improvements, premises and equipment, net	(3,976)	(10,422)
Net cash used for investing activities	(744,124)	(491,529)

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in time deposits	125,174	(273,814)
Change in demand and savings deposits	31,939	(197,297)
Change in other borrowed funds	539,206	(340,500)
Repurchases of common stock	(22,204)	(69,104)
Proceeds from common stock issuances	9,759	7,335
Dividends paid to shareholders	(25,852)	(24,376)
Net cash provided by (used for) financing activities	658,022	(897,756)

Net change in cash and cash equivalents	(40,678)	(99,704)
Cash and cash equivalents at beginning of year	658,674	720,534
Cash and cash equivalents at March 31	$617,996	$620,830

Supplemental disclosures of cash flow information:
Interest paid on deposits, other borrowed funds and
subordinated debt	$59,241	$47,540
Income taxes paid	19,837	1,892

The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD KENT FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2000

NOTE A:   BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation's annual report on Form 10-K for the year ended December 31, 1999.

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

Old Kent uses interest rate swaps to hedge interest rate risk on interest-earning assets and interest-bearing liabilities. Amounts receivable or payable under these agreements are included in net interest income. There is no recognition on the balance sheet for changes in the fair value of the hedging instrument. Gains or losses on terminated interest rate swaps are deferred and amortized to interest income or expense over the remaining life of the hedged item.

Old Kent uses forward sale agreements and options on forward sale agreements to protect the value of residential loan commitments, loans held-for-sale and related mortgage-backed securities held in the trading account. The market value of the financial hedges associated with loan origination commitments and loans held-for-sale are included in the aggregate valuation of mortgages held-for-sale. Premiums paid for options are deferred as a component of other assets and amortized against gains on sale of loans over the contract term. Forward sale agreements associated with mortgage-backed securities held in the trading account are considered when marking those securities to market, with the corresponding adjustment recorded to gains on sale of loans.

From time to time, Old Kent uses Treasury futures and options on Treasury futures to help protect against market value changes in the mortgage servicing rights ("MSR") portfolio. The fair value of the hedges are recorded as an adjustment to the carrying amount of the MSR with a corresponding adjustment to cash or other receivables or payables. If terminated, the realized gain or loss on the hedge is included in MSR amortization over the estimated life of the loan servicing that had been hedged. Option premiums paid or received are deferred as a component of other assets and amortized as MSR amortization over the contract term.

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

NOTE C:   ADOPTION OF FASB 133
In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities as amended by SFAS 137, Deferral of the Effective Date of FASB Statement No. 133. The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or a liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allow a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

Statement 133 is effective beginning January 1, 2001. A company may also implement the Statement as of the beginning of any fiscal quarter after issuance. Statement 133 cannot be applied retroactively. Statement 133 must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified on or after January 1, 1999.

Old Kent has not yet quantified the impacts of Statement 133, which will be adopted as of January 1, 2001, on the consolidated financial statements. The Statement could increase volatility in earnings and other comprehensive income.

OLD KENT FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued (Unaudited)
March 31, 2000

NOTE D:   LOANS AND NONPERFORMING ASSETS
The following summarizes loans and nonperforming assets at the dates indicated
(in thousands of dollars):
Loans:	March 31, 2000	December 31, 1999
Commercial	$3,504,714	$3,321,812
Real estate - Commercial	2,573,789	2,508,734
Real estate - Construction	1,291,922	1,204,291
Real estate - Residential mortgages	1,877,828	1,828,873
Real estate - Consumer home equity	2,520,178	2,107,009
Consumer	1,483,259	1,531,738
Lease financing	307,834	262,334
Total Loans	$13,559,524	$12,764,791

Nonperforming assets:	March 31, 2000	December 31, 1999
Nonaccrual loans	$65,114	$59,374
Restructured loans	1,851	2,210
Impaired loans	66,965	61,584
Other real estate owned	7,162	8,301
Total nonperforming assets	$74,127	$69,885

Loans past due 90 days or more	$13,518	$14,168

At March 31, 2000, the Management of the Corporation has identified loans totaling approximately $19.8 million as potential problem loans. These loans are not included as nonperforming assets in the table above. While these loans were in compliance with repayment terms at March 31, 2000, other circumstances caused management to seriously doubt the ability of the borrowers to continue to remain in compliance with existing loan repayment terms.

NOTE E:   ALLOWANCE FOR CREDIT LOSSES AND NET CHARGE-OFFS
The following summarizes the changes in the allowance for credit losses, and net charge-offs
(in thousands of dollars):
	For the Three Months ended March 31,
Allowance for Credit Losses	2000	1999
Balance at beginning of period	$192,805	$188,111
Changes in allowance due to acquisitions / divestitures / sales	584	120
Provision for credit losses	10,372	7,346
Gross loans charged-off	(11,745)	(10,984)
Gross recoveries of loans previously charged-off	5,643	4,713
Balance at end of period	$197,659	$189,306

	For the Three Months ended March 31,
Net Loan Charge-Offs	2000	1999
Commercial & Commercial Real Estate Loans	$2,020	$2,522
Consumer	2,833	3,746
Residential Mortgages	507	(266)
Leases	742	269
Total Net Charge-Offs	$6,102	$6,271

OLD KENT FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued (Unaudited)
March 31, 2000

NOTE F:   SECURITIES AVAILABLE-FOR-SALE
The following summarizes amortized costs and estimated market values of securities available-for-sale at the dates indicated (dollars in thousands):
March 31, 2000:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
U.S. Treasury and federal agency securities	$442,809	$15	$19,331	$423,493
Collateralized mortgage obligations:
U.S. Government issued	1,020,339	2	36,129	984,212
Privately issued	362,102	161	5,456	356,807
Mortgage-backed pass-through securities	752,625	285	33,707	719,203
State and political subdivisions	90,438	1,798	2,438	89,798
Other securities	199,858	725	3,259	197,324
Total securities available-for-sale	$2,868,171	$2,986	$100,320	$2,770,837

December 31, 1999:
U.S. Treasury and federal agency securities	$738,560	$59	$24,005	$714,614

Collateralized mortgage obligations:
U.S. Government issued	1,056,360	54	32,586	1,023,828
Privately issued	394,974	40	8,521	386,493
Mortgage-backed pass-through securities	444,309	221	26,023	418,507
State and political subdivisions	84,477	2,029	1,852	84,654
Other securities	202,379	294	2,905	199,768
Total securities available-for-sale	$2,921,059	$2,697	$95,892	$2,827,864

NOTE G:   SECURITIES HELD-TO-MATURITY
The following summarizes amortized costs and estimated market values of securities held-to-maturity at the dates indicated (dollars in thousands):
March 31, 2000:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
U.S. Treasury and federal agency securities	$30,506	--	$615	$29,891

Collateralized mortgage obligations:
U.S. Government issued	23,177	--	502	22,675
Privately issued	1,594	--	15	1,579
Mortgage-backed pass-through securities	56,856	795	832	56,819
State and political subdivisions	478,787	4,649	22,650	460,786
Other securities	5,887	--	19	5,868
Total securities held-to-maturity	$596,807	$5,444	$24,633	$577,618

December 31, 1999:
U.S. Treasury and federal agency securities	$30,507	$9	$534	$29,982
Collateralized mortgage obligations:
U.S. Government issued	25,973	--	503	25,470
Privately issued	5,266	--	55	5,211
Mortgage-backed pass-through securities	61,096	947	791	61,252
State and political subdivisions	482,253	5,660	23,630	464,283
Other securities	4,148	2	--	4,150
Total securities held-to-maturity	$609,243	$6,618	$25,513	$590,348

NOTE H:   SHAREHOLDERS' EQUITY
In June, 1999, the Board of Directors of Old Kent Financial Corporation declared a 5% stock dividend payable July 19, 1999, to shareholders of record on June 29, 1999. Prior per share amounts included in this report have been adjusted to reflect this dividend.

At that same meeting, Old Kent's Directors authorized management, at its discretion, to purchase up to 3.0 million shares of the Corporation's common stock. It is anticipated that these shares will be purchased by the Corporation in a systematic program of open market or privately negotiated purchases over the ensuing twelve month period. They will be reserved for later reissue in connection with potential future stock dividends, the dividend reinvestment plan, employee benefit plans, and other general corporate purposes. To date, 2.25 million shares have been purchased by the Corporation under this authorization.

OLD KENT FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued (Unaudited)
March 31, 2000

NOTE I:   REPORTABLE OPERATING SEGMENTS
Under the provisions of "SFAS No. 131," Old Kent has five reportable operating segments: Corporate Banking, Retail Banking, Investment and Insurance Services, Mortgage Banking and Treasury. Old Kent's reportable segments are strategic business units that are managed separately because each business requires different technology and marketing strategies, and also differs in product emphasis.

The following table summarizes information about reportable operating segments' profit for the three month period ended March 31, 2000 and 1999:
	Net Interest Income	Non Interest Income and Fees	Net Income
March 31, 2000
Corporate Banking	$47,856	$3,599	$16,039
Retail Banking	105,627	31,454	31,899
Investment & Insurance Services	5,699	32,440	7,355
Mortgage Banking	8,012	43,462	3,465
Treasury	7,914	(1,193)	15,744
Reconciling Items*	--	(6,125)	(17,506)
Consolidated	$175,108	$103,637	$56,996

March 31, 1999
Corporate Banking	$52,369	$5,646	$22,291
Retail Banking	101,106	25,152	24,899
Investment & Insurance Services	5,431	26,857	7,077
Mortgage Banking	12,492	44,208	6,608
Treasury	278	3,674	4,656
Consolidated	$171,676	$105,537	$65,531

As of January 1, 2000, the Old Kent line of business organization structure, business methodologies and technical systems underwent changes that affect how the performance of the individual lines are measured and evaluated.

In 2000, the Community Banking line of business was dissolved into the Corporate Banking, Retail Banking, and Investment and Insurance Services lines of business. The historical information related to this change has been restated to provide a meaningful comparison from period to period.

In addition, Old Kent instituted the use of a new line of business reporting system which management believes provides enhanced information for measurement and evaluation. This new system has refined business methodologies for funds transfer pricing and allocations of loan loss provision, equity, indirect costs and taxes. These changes have been made at a lower level of detail than previously used and only on a prospective basis starting in 2000. It is impracticable to apply these changes historically and as such, all information prior to January 1, 2000 has not been restated for these changes.

* The reconciling items in the table above reflect the one-time charges related to Old Kent's merger with Merchants Bancorp, Inc. The merger charges totaled $17.5 million after-tax and are described in more detail in Note M.

OLD KENT FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued (Unaudited)
March 31, 2000

NOTE J:   OTHER ASSETS
Other assets, as shown in the accompanying consolidated balance sheets, include the following (net of amortization):

	March 31, 2000	December 31, 1999
Goodwill	$116,051	$119,294
Core Deposit Intangibles	17,210	17,788
Total	$133,261	$137,082

Other assets, as shown in the accompanying consolidated balance sheets, include mortgage servicing rights ("MSRs") as follows:

	March 31, 2000	December 31, 1999
Carrying value of MSRs	$286,707	$277,544
Estimated aggregate fair value of capitalized MSRs	$343,000	$323,000

The following reflects changes in capitalized mortgage servicing rights for the time periods indicated:

	For the Three Months ended March 31,
	2000	1999
Balance at beginning of period	$277,544	$231,112
Additions	51,934	91,644
Sales	(34,461)	(38,525)
Amortization	(8,310)	(16,127)
Balance at end of period	$286,707	$268,104

Related servicing valuation reserve:
Balance at beginning of period	$--	$(9,129)
Servicing valuation provision	--	--
Balance at end of period	$--	$(9,129)

NOTE K:   EARNINGS PER SHARE
The following table reconciles the numerators and denominators used in the calculations of basic and diluted earnings per share:

	For the Three Months ended March 31,
	2000	1999

Numerators: Numerator for both basic and diluted earnings per share, net income	$ 56,996,000	$ 65,531,000

Denominators:
Denominator for basic earnings per share, average	121,831,000	124,298,000
outstanding common shares
Potential dilutive shares resulting from employee stock plans	706,000	1,289,000
Denominator for diluted earnings per share	122,537,000	125,587,000

Earnings per share:
Basic	$0.47	$0.53
Diluted	$0.47	$0.52

Potential dilutive shares resulting from employee stock plans did not include outstanding options to purchase shares totaling 2.8 million, with exercise prices per share ranging from $31.25 to $41.85 for the three month period ending March 31, 2000. The average market price of Old Kent's common stock was less than the exercise price of these options for the first quarter 2000. There were no anti-dilutive shares related to outstanding options in the first quarter of 1999. Under the treasury stock method of computing the impact of these options, the result would be anti-dilutive and therefore is not included for purposes of calculating diluted earnings per share.

OLD KENT FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued (Unaudited)
March 31, 2000

NOTE L:   COMPREHENSIVE INCOME
Comprehensive income reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For Old Kent, comprehensive income represents net income adjusted for the change in unrealized gains and losses on available-for-sale securities. Comprehensive income was approximately $55 million and $45 million for the quarters ended March 31, 2000 and 1999, respectively.

NOTE M:   BUSINESS COMBINATIONS
On February 11, 2000, Old Kent completed the acquisition of Merchants Bancorp, Inc. ("Merchants"). The merger was accounted for as a pooling-of-interests. Old Kent exchanged .830 shares of Old Kent Common Stock for each outstanding share of Merchants Common Stock. The issuance totaled approximately 4.4 million shares. Merchants was a bank holding company headquartered in Aurora, Illinois. When acquired, Merchants had consolidated assets of approximately $1 billion and consolidated deposits of approximately $0.7 billion. Merchants operated 12 suburban Chicago area banking sites as well as two banking sites in Dekalb and Kendall counties.

During the first quarter of 2000, Old Kent recognized $17.5 million of after-tax, merger related charges associated with Merchants Bancorp, Inc. which had the effect of reducing earnings per share by $.14. On a pre-tax basis, the charges consisted of transaction costs of $1.9 million; employment charges of $8.6 million primarily related to redundant staffing; $5.5 million mainly associated with contract cancellation costs and asset obsolescence for duplicate operations; $4.0 million special loan loss provision to conform Merchants asset quality measurements with Old Kent's practices; and security losses of $6.1 million resulting from the sale of $266 million of securities to realign the balance sheet composition of the newly combined companies to Old Kent's profile. Excluding the special loan loss provision and security losses, Old Kent's unexpended reserves were $4.6 million at March 31, 2000.

On April 1, 2000, Old Kent completed the acquisition of Grand Premier Financial, Inc. ("Grand Premier"). The merger was accounted for as a pooling-of-interests. Old Kent exchanged .4231 shares of Old Kent Common Stock for each outstanding share of Grand Premier Common Stock. The issuance totaled approximately 9.4 million shares. Grand Premier was a bank holding company headquartered in Wauconda, Illinois, with consolidated assets of approximately $1.7 billion and consolidated deposits of approximately $1.3 billion at March 31, 2000. Grand Premier operated 23 banking offices in the Chicago area and Northern Illinois. The following details the proforma effects of the merger as if it had been completed March 31, 2000:

	For the Three Months ended March 31, 2000		For the Three Months ended March 31, 1999
	Old Kent	Proforma	Old Kent	Proforma

Basic:
Net Income	$56,996,000	$58,101,000	$65,531,000	$74,479,000
Less: Dividends on preferred stock	--	$(185,000)	--	$(185,000)
Income available to common stockholders	$56,996,000	$57,916,000	$65,531,000	$74,294,000
Average common shares outstanding	121,831,000	131,269,000	124,298,000	133,610,000
Basic earnings per share	$0.47	$0.44	$0.53	$0.56

Diluted:
Net income	$56,996,000	$58,101,000	$65,531,000	$74,479,000
Less: Dividends on preferred stock	--	$(185,000)	--	$(185,000)
Add: Dividends on convertible preferred	--	$145,000	--	$145,000
stock
Income available to common stockholders	$56,996,000	$58,061,000	$65,531,000	$74,439,000
Average common shares outstanding	121,831,000	131,269,000	124,298,000	133,610,000
Dilutive effect of:
Stock options	706,000	722,000	1,289,000	1,372,000
Convertible preferred stock	--	396,000	--	396,000
Total average shares and assumed	122,537,000	132,387,000	125,587,000	135,378,000
conversions
Diluted earnings per share	$0.47	$0.44	$0.52	$0.55

OLD KENT FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued (Unaudited)
March 31, 2000

NOTE N:   LONG -TERM DEBT
Long-term debt, as shown in the accompanying consolidated balance sheet, consists of the following:

	March 31, 2000	December 31, 1999
Subordinated notes, 6 5/8% due November 15, 2005	$100,000	$100,000
Capital securities, as described below	100,000	100,000
Total long-term debt	$200,000	$200,000

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

As discussed in Note M to the Financial Statements, Old Kent completed the merger of Merchants Bancorp, Inc. as of February 11, 2000 into Old Kent. The merger was accounted for as a pooling-of-interests and all financial information in this report has been adjusted to reflect this business combination.

RESULTS OF OPERATIONS

Old Kent's net income was $57.0 million for the first quarter of 2000 compared to $65.5 million for the same period in 1999. First quarter diluted earnings per share was $.47, a 9.6% decrease from $.52 for the same period last year.

During the first quarter of 2000, Old Kent recognized $17.5 million of after-tax, merger related charges which had the effect of reducing diluted earnings per share by $.14. Excluding these merger charges, diluted earnings per share was $.61 for the three months ended March 31, 2000 or 17.3 % better than the same period for 1999. First quarter 2000 operating net income was $74.5 million or 13.7% greater than net income of $65.5 million for the same period for 1999.

Total assets were $19.7 billion at quarter-end compared to $18.9 billion at December 31, 1999. The increase was primarily due to growth in loans. Return on average equity for the first quarter of 2000 was 17.57% compared to 19.30% for the first quarter of 1999. Return on average assets was 1.20% for the first quarter of 2000 compared to 1.37% for the first quarter of 1999.

Old Kent's net interest income for the first quarter of 2000 was $175.1 million, a 2.0% increase over the $171.7 million recorded in the same period of 1999. For the first quarter of 2000, the net interest margin was 4.14% compared to 4.04% a year ago. These increases are primarily due to growth in loans. Higher yielding commercial and consumer loans grew $2.5 billion, while lower yielding securities and mortgages held-for-sale decreased $1.5 billion. On the funding side, savings and DDA deposits combined grew $211 million and wholesale borrowing grew $1.1 billion to offset decreases of $321 million in consumer time and negotiable and foreign deposits. Although the funding costs increased 36 basis points over last year, the yield on interest-earning assets increased 46 basis points. The combination of these changes increased the margin by 10 basis points compared to first quarter, 1999.

The provision for credit losses was $10.4 million, including $4 million to conform Merchants asset quality measurements with Old Kent's more conservative practices, in the first quarter of 2000 and $7.3 million in the first quarter of 1999. Net credit losses were $6.1 million or .19% of average loans for the first quarter of 2000 compared to $6.3 million or .23% of average loans for the same period a year ago. The decrease was primarily due to lower net charge offs in the consumer and commercial portfolios. This improvement was directly attributable to strong credit quality policies as well as a generally favorable economy. The allowance for credit losses as a percent of loans and leases outstanding was 1.46% at March 31, 2000 and 1.51% at December 31, 1999. Impaired loans as a percent of total loans was .49% at March 31, 2000 and .48% at December 31, 1999.

Total other operating income, (which excludes securities transactions and other nonrecurring income) increased 6.8% or $6.9 million during the first quarter of 2000 over the same period a year ago. Investment management and trust revenues increased 10.4% or $2.0 million as a result of focused sales initiatives and business development efforts. Service charges on deposits increased 10.2% or $1.7 million. All other service charges and fees increased $3.2 million over the same period a year ago.

Old Kent sold approximately $1.8 billion of residential mortgage loans during the quarter. Old Kent's residential third party mortgage servicing portfolio was $15.4 billion at March 31, 2000, and $14.7 billion at December 31, 1999.

Total net securities losses for the first quarter of 2000 were $6.1 million. These losses resulted from the sale of $266 million of securities to realign the balance sheet composition of the newly combined companies to Old Kent's profile. This compares to net gains of $2.7 million for the same period of 1999.

Total operating expenses excluding merger related charges for the first quarter of 2000 were flat compared to the same period of 1999. Salaries, wages and employee benefits increased $1.0 million or 1.1% for the first quarter of 2000 over the first quarter of 1999.

During the first quarter of 2000, occupancy expenses increased 2.4% and equipment expenses increased 6.1% compared to the same period a year ago. Other operating expenses increased by 24.8% or $14.0 million over the prior year including $16.0 million in merger related charges.

Old Kent's effective tax rate (based on net income before taxes without any taxable equivalency adjustment for non-taxable interest) was 31.2% for the first quarter, 2000. This compares to 34.7% for the first three months of 1999 and 34.9% for the year 1999. The decrease is the result of certain corporate initiatives and an increase in assets earning non-taxable income. It is expected that the effective tax rate for 2000 will continue to be lower than the rate for 1999.

BALANCE SHEET CHANGES

Total interest-earning assets increased 4.4% or $763 million from December 31, 1999. Loans increased $795 million or 6.2% since year end 1999. Total securities decreased $69 million since year-end 1999. Mortgages held-for-sale increased 1.3% or $12 million. Other interest-earning assets, primarily representing federal funds sold, increased $22 million since year end 1999.

As a means of better leveraging its balance sheet to enhance profitability, Old Kent has developed relationships to acquire consumer loans originated primarily through flow arrangements with third party originators. These loans, which largely consisted of home equity loans secured by residential real estate, aggregated approximately $395 million for the first quarter of 2000. The Corporation expects to continue this strategy during 2000, by acquiring similar loan packages from time to time based on "flow" arrangements with select counterparties, provided that such portfolios, and the originators, continue to meet Old Kent's standards.

Total deposits increased $157 million or 1.1% from year-end 1999; non-interest-bearing deposits decreased 2.3% or $51 million and interest-bearing deposits increased 1.7% or $208 million. Other borrowed funds increased $539 million from December 31, 1999.

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

At March 31, 2000, shareholders' equity was $1,314.1 million compared to $1,297.8 million at December 31, 1999. The changes in total shareholders' equity and book value per common share are summarized in the tables below.

	Total Share- holders' Equity (in millions)	Book Value Per Common Share
Balance, December 31, 1999	$1,297.8	$10.64
Net income for the three months ended	57.0	.47
March 31, 2000
Cash dividends paid	(25.9)	(.22)
Change in other comprehensive income	(2.3)	(.02)
Stock repurchases (net of stock issued)	(12.5)	(.06)
Balance, March 31, 2000	$1,314.1	$10.81

As shown in the table below, the Corporation repurchased approximately 751 thousand shares of its common stock during the three months ended March 31, 2000. These shares were repurchased pursuant to previously announced authorizations by Old Kent's Board of Directors. The repurchase of these shares had a beneficial effect on earnings per common share and return on average equity for the three month period ended March 31, 2000.

Old Kent Common Stock repurchased and reserved for future reissuance in connection with:

	Total	Stock Dividends	Dividend Reinvestment and Employee Stock Plans
Shares reserved at 12/31/99	1,991,046	750,000	1,241,046
Shares repurchased	751,101	375,000	376,101
Shares reissued	(323,641)	(-)	(323,641)
Shares reserved at 3/31/00	2,418,506	1,125,000	1,293,506

For a number of years, Old Kent has been authorized by its Board of Directors to repurchase shares in connection with the Corporation's Dividend Reinvestment and Employee Stock Plans, and on a quarterly basis has systematically maintained a level of shares equivalent to permissible needs.

At March 31, 2000, Old Kent held 2.4 million shares of its common stock reserved for reissuance as detailed in the table above. A portion of these shares were repurchased under a June, 1999 Board of Directors authorization allowing management to repurchase up to 3.0 million shares of Old Kent Common Stock intended for future reissuance in connection with stock dividends, dividend reinvestment and employee stock plans, and other corporate purposes over the ensuing twelve month period. Under the authorization, approximately 1.5 million of the total 3.0 million shares authorized are intended for anticipated future stock dividends. These shares will be repurchased in a systematic pattern (on a quarterly ratable basis) of open market and privately negotiated transactions. The remaining 1.5 million shares of the authorization are intended for reissue in connection with the Corporation's dividend reinvestment and employee stock plans, as well as other unspecified corporate purposes such as business acquisitions accounted for as purchases.

In June, 1999, the Board of Directors of Old Kent Financial Corporation declared a 5% stock dividend payable July 19, 1999, to shareholders of record on June 29, 1999. All prior per share amounts included in this report have been adjusted to reflect this dividend.

Total equity at March 31, 2000, was decreased by an after-tax unrealized loss of $77 million on securities available-for-sale. Shareholders' equity as a percentage of total assets as of March 31, 2000, was 6.7%.

The following table represents Old Kent's consolidated regulatory capital position as of March 31, 2000:

Regulatory capital at March 31, 2000
(in millions)	Leverage Ratio	Tier 1 Risk-Based Capital	Total Risk-Based Capital
Actual capital	$1,363.0	$1,363.0	$1,660.1
Required minimum regulatory capital	$570.5	$630.1	$1,260.1
Capital in excess of requirements	$792.5	$732.9	$400.0
Actual ratio	7.17%	8.65%	10.54%
Regulatory Minimum Ratio	3.00%	4.00%	8.00%
Ratio considered "well capitalized"
by regulatory agencies	5.00%	6.00%	10.00%

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

The information concerning quantitative and qualitative disclosures about market risk contained and incorporated by reference in Item 7A of the Corporation's Form 10-K Annual Report for its fiscal year ended December 31, 1999, is here incorporated by reference.

Old Kent faces market risk to the extent that both earnings and the fair values of its financial instruments are affected by changes in interest rates. The Corporation manages this risk with three tools: static GAP analysis, simulation modeling, and economic value of equity estimation. Throughout the first three months of 2000, the results of these three measurement techniques were within the Corporation's policy guidelines. The Corporation does not believe that there has been a material change in the Corporation's primary market risk exposures, including the categories of market risk to which the Corporation is exposed and the particular markets that present the primary risk of loss to the Corporation. As of the date of this Form 10-Q Quarterly Report, the Corporation does not know of or expect there to be any material change in the general nature of its primary market risk exposure in the near term.

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

The Corporation's market risk exposure is mainly comprised of its vulnerability to interest rate risk. Prevailing interest rates and interest rate relationships are primarily determined by market factors which are outside of Old Kent's control. All information provided in response to this item consists of forward-looking statements. Reference is made to the section captioned "Forward-Looking Statements" at the beginning of this Form 10-Q Quarterly Report for a discussion of the limitations on Old Kent's responsibility for such statements. In this discussion, "near term" means a period of one year following the date of the most recent balance sheet contained in this report.

PART II.  OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

Effective April 1, 2000, as a result of the merger through which Old Kent acquired Grand Premier Financial, Inc., Old Kent issued 7,250 shares of Series D Perpetual Preferred Stock ("Series D Shares") and 2,000 shares of Series E Perpetual Preferred Stock ("Series E Shares"). Each Series D Share and Series E Share has a stated value of $1,000 per share and is entitled to receive, as and when declared payable by the board of directors, accumulative preferred dividends at the annualized rate of 8%, payable quarterly on the last day of each March, June, September, and December. No dividend may be paid or declared on Common Stock, $1 par value ("Common Stock") unless all dividends on Series D Shares and Series E Shares have been declared and paid or set apart for payment at the applicable rate. Each Series D Share and Series E Share is preferred to the extent of its stated value in the event of a voluntary or involuntary liquidation, dissolution, or winding up of the corporation. Series D Shares are convertible into shares of Common Stock at a price of $18.2905 of stated value per share of Common Stock. Series D Shares and Series E Shares were issued in exchange for equivalent shares of preferred stock of Grand Premier Financial, Inc.

Item 4. Submission of Matters to a Vote of Security Holders

The registrant's annual meeting of shareholders was held on April 17, 2000. All nominees for election to the board of director's were elected, by the following votes:

Election of Directors	Votes Cast
	For	Withheld
William P. Crawford	98,466,713	1,590,472
James P. Hackett	95,585,572	4,471,614
Erina Hanka	98,456,057	1,601,128
Michael J. Jandernoa	98,410,942	1,646,243
Fred P. Keller	98,468,830	1,588,355
Robert H. Warrington	98,435,520	1,621,665

The terms of office of the following directors continued after the meeting:

Richard M. De Vos, Jr.	Marilyn J. Schlack
Kevin T. Kabat	Peter F. Secchia
John P. Keller	David J. Wagner
Hendrik G. Meijer	Margaret Sellers Walker
Percy A. Pierre

The proposal below was approved by the following votes:

	For	Against	Abstain and Broker Non Votes
Approval of the Executive Incentive Bonus Plan of 2000	88,932,724	9,275,533	1,848,928

Item 6.  Exhibits and Reports on Form 8-K

(a)	The following exhibits are filed as part of this report:

Number	Exhibit
2.1	Agreement and Plan of Merger between Merchants Bancorp, Inc., Old Kent Financial Corporation and Merchants Acquisition Corporation. Previously filed as Exhibit 2.1 to Old Kent's Form 8-K Current Report dated July 24, 1999. Here incorporated by reference.

2.2	Agreement and Plan of Merger between Grand Premier Financial, Inc., Old Kent Financial Corporation and OKFC Merger Corporation. Previously filed as Exhibit 2.1 to Old Kent's Form 8-K Current Report dated September 10, 1999. Here incorporated by reference.

3.1	Restated Articles of Incorporation. Previously filed as Exhibit 3.1 to Old Kent's Form S-4 Registration Statement (Registration No. 333-56209) filed June 5, 1998. Here incorporated by reference.

3.2	Bylaws. Previously filed as Exhibit 3.2 to Old Kent's Form 8-K Current Report dated March 2, 2000. Here incorporated by reference.

4.1	Certificate of Designation, Preferences, and Rights of Series D Perpetual Preferred Stock and Series E Perpetual Preferred Stock. Previously filed as Exhibit 4.9 to Old Kent's Form S-4 Registration Statement filed December 23, 1999. Here incorporated by reference.

12	Ratio of Earnings to Fixed Charges

27	Financial Data Schedule

(b)	The following reports on Form 8-K were filed during the first quarter of 2000:

Date of Event Reported	Item Reported	Financial Statements Filed

January 19, 2000	5, 7	N/A

February 14, 2000	5,7	N/A

February 17, 2000	5, 7	N/A

March 2, 2000	7	N/A

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OLD KENT FINANCIAL CORPORATION

Date: May 15, 2000	/s/ David J. Wagner David J. Wagner Chairman of the Board, President and Chief Executive Officer

Date: May 15, 2000	/s/ Mark F. Furlong Mark F. Furlong Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Number	Exhibit
2.1	Agreement and Plan of Merger between Merchants Bancorp, Inc., Old Kent Financial Corporation and Merchants Acquisition Corporation. Previously filed as Exhibit 2.1 to Old Kent's Form 8-K Current Report dated July 24, 1999. Here incorporated by reference.

2.2	Agreement and Plan of Merger between Grand Premier Financial, Inc., Old Kent Financial Corporation and OKFC Merger Corporation. Previously filed as Exhibit 2.1 to Old Kent's Form 8-K Current Report dated September 10, 1999. Here incorporated by reference.

3.1	Restated Articles of Incorporation. Previously filed as Exhibit 3.1 to Old Kent's Form S-4 Registration Statement (Registration No. 333-56209) filed June 5, 1998. Here incorporated by reference.

3.2	Bylaws. Previously filed as Exhibit 3.2 to Old Kent's Form 8-K Current Report dated March 2, 2000. Here incorporated by reference.

4.1	Certificate of Designation, Preferences, and Rights of Series D Perpetual Preferred Stock and Series E Perpetual Preferred Stock. Previously filed as Exhibit 4.9 to Old Kent's Form S-4 Registration Statement filed December 23, 1999. Here incorporated by reference.

12	Ratio of Earnings to Fixed Charges

27	Financial Data Schedule