Form 10-Q
period 2000-06-30
OLD KENT FINANCIAL CORP /MI/
filed 2000-08-10
CIK 746969

SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2000 or

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ________ to ________

Commission File Number 0-14591

OLD KENT FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

Michigan (State of Incorporation)	38-1986608 (I.R.S. Employer Identification Number)

111 Lyon Street, NW Grand Rapids, Michigan (Address of principal executive offices)	49503 (Zip Code)

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

Yes      X             No

The number of shares outstanding of the registrant's Common Stock, par value $1, as of July 31, 2000 was 136,925,615 shares.

INDEX

OLD KENT FINANCIAL CORPORATION

		Page
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements	4

	Consolidated Balance Sheet as of June 30, 2000 and December 31, 1999	4-5

	Consolidated Statement of Income for the three and six months ended June 30, 2000 and 1999	6-7

	Consolidated Statement of Cash Flows for the six months ended June 30, 2000 and 1999	8-9

	Notes to Consolidated Financial Statements	10-20

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	21-25

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	26

PART II.	OTHER INFORMATION	26

Item 2.	Change in Securities and use of Proceeds	26
Item 6.	Exhibits and Reports on Form 8-K	27

SIGNATURES		29

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

Item 1.	Financial Statements

OLD KENT FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheet (Unaudited)

		June 30,	December 31,
	(dollars in thousands)	2000	1999

	ASSETS:
	Cash and due from banks	$674,514	$679,155
	Federal funds sold and resale agreements	21,300	30,261
	Total cash and cash equivalents	695,814	709,416
	Interest-earning deposits	405	2,167
	Mortgages held-for-sale	1,228,714	901,130
	Securities available-for-sale:
	Collateralized mortgage obligations and other mortgage-
	backed securities	2,206,986	2,039,160
	Other securities	943,102	1,198,669
	Total securities available-for-sale (amortized cost of
	$3,235,295 and $3,335,192 respectively)	3,150,088	3,237,829
	Securities held-to-maturity:
	Collateralized mortgage obligations and other mortgage-
	backed securities	74,148	92,335
	Other securities	497,197	516,929
	Total securities held-to-maturity (market values of
	$555,584 and $590,369 respectively)	571,345	609,264
	Loans	15,243,274	13,901,663
	Allowance for credit losses	(219,680)	(206,279)
	Net loans	15,023,594	13,695,384
	Premises and equipment	282,712	288,565
	Other assets	1,250,179	1,156,532
	Total Assets	$22,202,851	$20,600,287

LIABILITIES AND SHAREHOLDERS' EQUITY:
Liabilities:
Deposits:
Non-interest-bearing	$2,337,284	$2,329,884
Interest-bearing	14,108,844	13,332,300
Foreign deposits -- interest-bearing	359,732	110,061
Total deposits	16,805,860	15,772,245
Other borrowed funds	3,249,486	2,824,034
Other liabilities	323,117	318,244
Long-term debt	300,000	200,000
Total Liabilities	20,678,463	19,114,523

Shareholders' Equity:
Preferred stock: 25,000,000 shares authorized
Series D convertible, $1,000 stated value, 8.00%,
7,250 shares authorized, issued and outstanding	7,250	7,250
Series E perpetual, $1,000 stated value, 8.00%,
2,000 shares authorized, issued and outstanding	2,000	2,000
Common stock, $1 par value: 300,000,000 shares authorized;
136,980,000 and 131,367,000 shares issued and outstanding	136,980	131,367
Capital surplus	560,543	418,367
Retained earnings	884,362	1,003,836
Accumulated other comprehensive loss	(66,747)	(77,056)
Total Shareholders' Equity	1,524,388	1,485,764

Total Liabilities and Shareholders' Equity	$22,202,851	$20,600,287

The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD KENT FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statement of Income (Unaudited)
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(dollars in thousands, except per share data)	2000	1999	2000	1999
Interest Income:
Interest and fees on loans	$333,267	$259,820	$638,535	$505,649
Interest on mortgages held-for-sale	20,848	27,585	38,783	63,698
Interest on securities (taxable)	49,251	62,859	97,604	127,099
Interest on securities (non-taxable)	9,274	9,631	18,582	19,020
Interest on investments	502	685	1,134	3,101
Total interest income	413,142	360,580	794,638	718,567

Interest Expense:
Interest on deposits	162,064	133,969	306,907	273,267
Interest on other borrowed funds	50,327	30,388	91,812	58,609
Interest on long-term obligations	4,822	3,629	8,375	7,276
Total interest expense	217,213	167,986	407,094	339,152

Net Interest Income	195,929	192,594	387,544	379,415

Provision for credit losses	16,970	5,964	31,602	14,160
Net interest income after provision
for credit losses	178,959	186,630	355,942	365,255

Other Income:
Mortgage banking revenues (net)	44,840	49,880	87,683	95,273
Investment management and trust revenues	21,842	20,090	43,803	39,963
Deposit account revenues	20,551	19,372	40,368	37,715
Transaction processing revenue	5,813	6,253	11,004	11,575
Insurance sales commissions	5,636	6,158	12,114	12,280
Securities gains/(losses)	(5,290)	5,301	(11,847)	8,063
Other	15,081	9,832	31,935	28,505
Total other income	108,473	116,886	215,060	233,374

Other Expenses:
Salaries and employee benefits	92,356	96,824	188,866	191,599
Occupancy	14,038	14,192	28,798	28,614
Equipment	12,984	12,670	24,931	24,104
Professional services	10,638	14,698	23,536	25,227
Telephone and telecommunications	6,896	6,599	13,769	12,417
Postage and courier charges	4,425	4,864	9,116	9,629
Merger charges	26,000	--	42,000	--
Other expenses	38,321	41,403	73,435	80,855
Total other expenses	205,658	191,250	404,451	372,445
Income Before Income Taxes	81,774	112,266	166,551	226,184
Income taxes	26,089	39,850	52,765	79,289

Net Income	$55,685	$72,416	$113,786	$146,895

Dividend on preferred stock	(185)	(185)	(370)	(370)

Net Income Available to Common Shareholders	$55,500	$72,231	$113,416	$146,525

Earnings Per Common Share:
Basic	$0.40	$0.52	$0.82	$1.05
Diluted	$0.40	$0.51	$0.82	$1.04

Dividends Per Common Share	$0.210	$0.181	$0.420	$0.362

Average number of shares used to compute: (in thousands)
Basic earnings per share	137,206	138,975	137,520	139,629
Diluted earnings per share	138,572	140,600	138,800	141,369

The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD KENT FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statement of Cash Flows (Unaudited)
	For the Six Months
	Ended June 30,
(dollars in thousands)	2000	1999

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$113,786	$146,895
Adjustments to reconcile net income
to net cash provided by (used for) operating activities:
Provision for credit losses	31,602	14,160
Depreciation, amortization and accretion	33,569	32,487
Net gains on sales of assets	(55,002)	(110,106)
Net change in trading account securities	--	349,216
Originations and acquisitions of mortgages held-for-sale	(4,290,730)	(7,178,796)
Proceeds from sales and prepayments of mortgages held-for-sale	3,951,502	8,048,597
Acquisition of insurance agency	(855)	--
Net change in other assets	(32,847)	83,063
Net change in other liabilities	4,082	27,982
Net cash provided by (used for) operating activities	(244,893)	1,413,498

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and prepayments of securities available-for-sale	214,419	773,193
Proceeds from sales of securities available-for-sale	305,885	609,724
Purchases of securities available-for-sale	(431,498)	(927,799)
Proceeds from maturities and prepayments of securities held-to-maturity	39,162	136,228
Purchases of securities held-to-maturity	(729)	(74,350)
Net change in interest-earning deposits	1,763	7,567
Proceeds from sale of loans	134,742	9,482
Net change in loans	(641,088)	(703,936)
Acquisition of loans through flow arrangements	(849,439)	(371,318)
Purchases of leasehold improvements, premises and equipment, net	(13,689)	(18,114)
Net cash used for investing activities	(1,240,472)	(559,323)

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in time deposits	1,211,567	(617,948)
Change in demand and savings deposits	(177,952)	(39,102)
Change in other borrowed funds	425,452	(99,894)
Proceeds from issuance of subordinated bank notes	100,000	--
Repurchases of common stock	(46,070)	(119,050)
Proceeds from common stock issuances	13,790	11,374
Dividends paid to shareholders	(55,024)	(52,827)
Net cash provided by/(used for) financing activities	1,471,763	(917,447)

Net change in cash and cash equivalents	(13,602)	(63,272)
Cash and cash equivalents at beginning of year	709,416	832,008
Cash and cash equivalents at June 30	$695,814	$768,736

Supplemental disclosures of cash flow information:
Interest paid on deposits, other borrowed funds and
subordinated debt	$66,060	$56,901
Income taxes paid	81,444	42,627

Significant non-cash transactions:
Stock dividend issued	178,525	221,943

The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD KENT FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2000

NOTE A:  BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation's annual report on Form 10-K for the year ended December 31, 1999.

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

Old Kent uses forward sale agreements and options on forward sale agreements to protect the value of residential loan commitments, loans held-for-sale and related mortgage-backed securities held in the trading account. The market value of the financial hedges associated with loan origination commitments and loans held-for-sale are included in the aggregate valuation of mortgages held-for-sale. Premiums paid for options are deferred as a component of other assets and amortized against gains on sale of loans over the contract term. Forward sale agreements associated with mortgage-backed securities held in the trading account are considered when marking those securities to market, with the corresponding adjustment recorded to gains on sale of loans .

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
June 30, 2000

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

NOTE C:  ADOPTION OF FASB 133
In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities as amended by SFAS No. 137, Deferral of the Effective Date of FASB Statement No. 133, and as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities -an amendment of FASB Statement No. 133. These Statements establish accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or a liability measured at its fair value. These Statements require that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allow a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

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

Loans:	June 30, 2000	December 31, 1999
Commercial	$3,902,752	$3,742,234
Real estate - Commercial	3,147,169	2,988,586
Real estate - Construction	1,500,218	1,204,291
Real estate - Residential mortgages	1,644,626	1,881,498
Real estate - Consumer home equity	3,136,846	2,240,708
Consumer	1,578,274	1,582,012
Lease financing	333,389	262,334
Total Loans	$15,243,274	$13,901,663

OLD KENT FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued (Unaudited)
June 30, 2000

Nonperforming assets:	June 30, 2000	December 31, 1999
Nonaccrual loans	$72,676	$66,395
Restructured loans	1,720	2,210
Impaired loans	74,396	68,605
Other real estate owned	9,146	8,538
Total nonperforming assets	$83,542	$77,143

Loans past due 90 days or more and still accruing	$20,485	$14,854

At June 30, 2000, the Management of the Corporation has identified loans totaling approximately $22.2 million as potential problem loans. These loans are not included as nonperforming assets in the table above. While these loans were in compliance with repayment terms at June 30, 2000, other circumstances caused management to seriously doubt the ability of the borrowers to continue to remain in compliance with existing loan repayment terms.

NOTE E:  ALLOWANCE FOR CREDIT LOSSES AND NET CHARGE-OFFS
The following summarizes the changes in the allowance for credit losses, and net charge-offs
(dollars in thousands):

	For the Six Months ended June 30,
Allowance for Credit Losses	2000	1999
Balance at beginning of period	$206,279	$200,554
Changes in allowance due to acquisitions / divestitures / sales	585	120
Provision for credit losses	31,602	14,160
Gross loans charged-off	(33,987)	(23,598)
Gross recoveries of loans previously charged-off	15,201	11,855
Balance at end of period	$219,680	$203,091

	For the Six Months ended June 30,
Net Loan Charge-Offs	2000	1999
Commercial & Commercial Real Estate Loans	$10,831	$3,810
Consumer	5,876	6,831
Residential Mortgages	760	426
Leases	1,319	676
Total Net Charge-Offs	$18,786	$11,743

OLD KENT FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued (Unaudited)
June 30, 2000

NOTE F:  SECURITIES AVAILABLE-FOR-SALE
The following summarizes amortized costs and estimated market values of securities available-for-sale at the dates indicated (dollars in thousands):

June 30, 2000:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
U.S. Treasury and federal agency securities	$493,906	$1,602	$19,742	$475,766
Collateralized mortgage obligations:
U.S. Government issued	1,140,073	3,952	32,281	1,111,744
Privately issued	336,281	1,166	4,976	332,471
Mortgage-backed pass-through securities	794,438	2,837	34,504	762,771
State and political subdivisions	240,215	4,920	3,792	241,343
Other securities	230,382	858	5,247	225,993
Total securities available-for-sale	$3,235,295	$15,335	$100,542	$3,150,088

December 31, 1999:
U.S. Treasury and federal agency securities	$771,887	$141	$24,154	$747,874
Collateralized mortgage obligations:
U.S. Government issued	1,056,360	54	32,586	1,023,828
Privately issued	424,985	40	8,898	416,127
Mortgage-backed pass-through securities	626,783	484	28,062	599,205
State and political subdivisions	236,117	3,730	5,222	234,625
Other securities	219,060	301	3,191	216,170
Total securities available-for-sale	$3,335,192	$4,750	$102,113	$3,237,829

NOTE G:  SECURITIES HELD-TO-MATURITY
The following summarizes amortized costs and estimated market values of securities held-to-maturity at the dates indicated (dollars in thousands):

June 30, 2000:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
U.S. Treasury and federal agency securities	$27,496	-	$619	$26,877
Collateralized mortgage obligations:
U.S. Government issued	21,224	-	453	20,771
Privately issued	693	-	6	687
Mortgage-backed pass-through securities	52,231	509	188	52,552
State and political subdivisions	464,466	4,547	19,529	449,484
Other securities	5,235	-	22	5,213
Total securities held-to-maturity	$571,345	$5,056	$20,817	$555,584

OLD KENT FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued (Unaudited)
June 30, 2000

December 31, 1999:
U.S. Treasury and federal agency securities	$30,507	$9	$534	$29,982
Collateralized mortgage obligations:
U.S. Government issued	25,973	-	503	25,470
Privately issued	5,266	-	55	5,211
Mortgage-backed pass-through securities	61,096	947	791	61,252
State and political subdivisions	482,253	5,660	23,630	464,283
Other securities	4,169	2	-	4,171
Total securities held-to-maturity	$609,264	$6,618	$25,513	$590,369

NOTE H:  SHAREHOLDERS' EQUITY
In June, 2000, the Board of Directors of Old Kent Financial Corporation declared a 5% stock dividend which was payable on July 14, 2000, to shareholders of record on June 30, 2000. Prior per share amounts included in this report have been adjusted to reflect this dividend.

As of June 30, 2000, Old Kent Financial Corporation completed the repurchase of 3 million shares of its common stock under a June 1999 authorization by its Board of Directors. These shares were purchased by the Corporation in a systematic program of open market or privately negotiated purchases over the ensuing twelve month period ending June 2000. They will be reserved for reissue in connection with the aforementioned stock dividend, the dividend reinvestment plan, employee benefit plans, and other general corporate purposes.

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

The following table summarizes information about reportable operating segments' profit for the three month period ended June 30, 2000 and 1999:

	Net Interest Income	Non Interest Income and Fees	Net Income
June 30, 2000
Corporate Banking	$52,670	$3,844	$18,463
Retail Banking	117,774	32,064	36,623
Investment & Insurance Services	6,331	32,625	8,739
Mortgage Banking	9,084	45,949	4,968
Treasury	10,070	(709)	12,962
Reconciling Items*	--	(5,300)	(26,070)
Consolidated	$195,929	$108,473	$55,685

OLD KENT FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued (Unaudited)
June 30, 2000

June 30, 1999
Corporate Banking	$59,887	$5,993	$26,194
Retail Banking	115,082	26,978	26,885
Investment & Insurance Services	7,118	28,867	8,434
Mortgage Banking	11,343	49,244	5,787
Treasury	(836)	5,804	5,116
Consolidated	$192,594	$116,886	$72,416

The following table summarizes information about reportable operating segments' profit for the six month period ended June 30, 2000 and 1999:

	Net Interest Income	Non Interest Income and Fees	Net Income
June 30, 2000
Corporate Banking	$104,931	$7,475	$35,588
Retail Banking	230,705	64,675	70,468
Investment & Insurance Services	11,949	66,688	16,235
Mortgage Banking	16,931	89,519	8,608
Treasury	23,028	(1,872)	26,463
Reconciling Items*	--	(11,425)	(43,576)
Consolidated	$387,544	215,060	113,786

June 30, 1999
Corporate Banking	$119,664	$15,309	$53,822
Retail Banking	225,009	58,268	56,295
Investment & Insurance Services	13,586	56,824	15,974
Mortgage Banking	23,835	93,452	12,395
Treasury	(2,679)	9,521	8,409
Consolidated	$379,415	$233,374	$146,895

As of January 1, 2000, the Old Kent line of business organization structure, business methodologies and technical systems underwent changes that affect how the performance of the individual lines of business are measured and evaluated.

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
June 30, 2000

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

* The reconciling items in the above tables reflect the one-time charges related to Old Kent's mergers; Grand Premier Financial, Inc. acquired April 1, 2000, $26.1 million of after-tax charges; Merchants Bancorp, Inc. acquired February 11, 2000, $17.5 million of after-tax charges. Merger charges relating to Grand Premier are described in further detail in Note M.

NOTE J:  OTHER ASSETS
Other assets, as shown in the accompanying consolidated balance sheets, include the following (net of amortization):

	June 30, 2000	December 31, 1999
Goodwill	$126,408	$132,989
Core Deposit Intangibles	16,630	18,340
Total	$143,038	$151,329

Other assets, as shown in the accompanying consolidated balance sheets, include mortgage servicing rights ("MSRs") as follows:

	June 30, 2000	December 31, 1999
Carrying value of MSRs	$267,159	$277,544
Estimated aggregate fair value of capitalized MSRs	$309,000	$323,000

The following reflects changes in capitalized mortgage servicing rights for the time periods indicated:

OLD KENT FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued (Unaudited)
June 30, 2000

	For the Six Months ended June 30,
	2000	1999
Balance at beginning of period	$277,544	$231,112
Additions	92,009	158,230
Sales	(86,497)	(74,607)
Amortization	(15,897)	(32,350)
Balance at end of period	$267,159	$282,385

Related servicing valuation reserve:
Balance at beginning of period	--	($9,129)
Servicing valuation provision	--	1,542
Balance at end of period	--	($7,587)

NOTE K:  EARNINGS PER SHARE
The following table reconciles the numerators and denominators used in the calculations of basic and diluted earnings per share:

	For the Three Months ended June 30		For the Six Months ended June 30
	2000	1999	2000	1999
Basic:
Net Income	$55,685,000	$72,416,000	$113,786,000	$146,895,000
Less: Dividends on preferred stock	($185,000)	($185,000)	($370,000)	($370,000)
Income available to common shareholders	$55,500,000	$72,231,000	$113,416,000	$146,525,000
Average common shares outstanding	137,206,000	138,975,000	137,520,000	139,629,000
Basic earnings per share	$0.40	$0.52	$0.82	$1.05

Diluted:
Net income	$55,685,000	$72,416,000	$113,786,000	$146,895,000
Less: Dividends on preferred stock	($185,000)	($185,000)	($370,000)	($370,000)
Add: Dividends on convertible preferred
stock	$145,000	$145,000	$290,000	$290,000
Income available to common shareholders	$55,645,000	$72,376,000	$113,706,000	$146,815,000
Average common shares outstanding	137,206,000	138,975,000	137,520,000	139,629,000
Dilutive effect of:
Employee stock plans	950,000	1,209,000	864,000	1,324,000
Convertible preferred stock	416,000	416,000	416,000	416,000
Total average shares and assumed conversions	138,572,000	140,600,000	138,800,000	141,369,000

Diluted earnings per share	$0.40	$0.51	$0.82	$1.04

OLD KENT FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued (Unaudited)
June 30, 2000

Potential dilutive shares resulting from employee stock plans did not include outstanding options to purchase shares totaling 2.9 million, with exercise prices per share ranging from $29.98 to $39.85 for the three month period ending June 30, 2000 and shares totaling 3.0 million, with exercise prices per share ranging from $29.42 to $39.85 for the six month period ending June 30, 2000. The average market price of Old Kent's common stock was less than the exercise price of these options. There were no anti-dilutive shares related to outstanding options in the second quarter or six month periods of 1999. Under the treasury stock method of computing the impact of these options the result would be anti-dilutive and therefore is not included for purposes of calculating diluted earnings per share.

NOTE L:  COMPREHENSIVE INCOME
Comprehensive income reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For Old Kent, comprehensive income represents net income adjusted for the change in unrealized gains and losses on available-for-sale securities. Comprehensive income was approximately $67.8 million and $29.8 million for the quarters ended June 30, 2000 and 1999, respectively, and approximately $124.1 million and $82.1 million for the six month period ended June 30, 2000 and 1999, respectively.

NOTE M:  BUSINESS COMBINATIONS
On February 11, 2000, Old Kent completed the acquisition of Merchants Bancorp, Inc. ("Merchants"). The merger was accounted for as a pooling-of-interests. Old Kent exchanged .830 shares of Old Kent Common Stock for each outstanding share of Merchants Common Stock. The issuance totaled approximately 4.4 million shares. Merchants was a bank holding company headquartered in Aurora, Illinois. When acquired, Merchants had consolidated assets of approximately $1 billion and consolidated deposits of approximately $0.7 billion. Merchants operated 12 suburban Chicago area banking sites as well as two banking sites in Dekalb and Kendall counties. Reserves established for charges related to this acquisition were substantially utilized as of June 30, 2000.

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

OLD KENT FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued (Unaudited)
June 30, 2000

During the second quarter of 2000, Old Kent recognized $26.1 million of after-tax, merger related charges associated with Grand Premier Financial, Inc. which had the effect of reducing earnings per share by $.19. On a pre-tax basis, the charges consisted of transaction costs of $4.0 million; employment charges of $11.2 million primarily related to redundant staffing; $10.8 million mainly associated with contract cancellation costs and asset obsolescence for duplicate operations; $8.0 million special loan loss provision to conform Grand Premier asset quality measurements with Old Kent's practices; and security losses of $5.3 million resulting from the securitization and sale of $270 million of residential mortgages to realign the balance sheet composition of the combined companies to Old Kent's profile. Excluding the special loan loss provision, Old Kent's unexpended reserves were $13.7 million at June 30, 2000.

On June 15, 2000, Old Kent entered into a definitive agreement for the acquisition of Home Bancorp. The merger is intended to be accounted for as a purchase transaction. Old Kent will exchange .6945 shares of Old Kent Common Stock for each outstanding share of Home Bancorp Common Stock. Old Kent expects to issue approximately 1.4 million shares related to this transaction. Home Bancorp is a bank holding company headquartered in Fort Wayne, Indiana, with consolidated assets of approximately $397 million and consolidated deposits of approximately $337 million at June 30, 2000. Home Bancorp operates 10 banking locations; seven in Fort Wayne, two in Decatur and one branch in New Haven. The merger is subject to shareholder and regulatory approval and is expected to be completed during the fourth quarter of 2000.

NOTE N:  LONG -TERM DEBT
Long-term debt, as shown in the accompanying consolidated balance sheet, consists of the following:

	June 30,	December 31,
	2000	1999
Subordinated notes, 6 5/8% due November 15, 2005	$100,000	$100,000
Subordinated notes, LIBOR plus .75% due November 1, 2005	100,000	--
Capital securities, as described below	100,000	100,000
Total long-term debt	$300,000	$200,000

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
June 30, 2000

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

On April 28, 2000, Old Kent Bank issued subordinated bank notes (the "Notes") having a principal amount of $100,000,000. Cumulative interest on the principal sum of the Notes accrues from April 28, 2000, and it is payable quarterly in arrears on the first day of February, May, August and November of each year at a variable rate per annum equal to LIBOR (London Interbank Offered Rate) plus .75% until paid. The Notes are unsecured and subordinate and junior in right of payment to Old Kent Bank's obligations to its depositors, its obligations under bankers' acceptances, letters of credit and senior notes, collateralized borrowings, and its obligations to all of its other general creditors. The Notes mature on November 1, 2005, but may be redeemed in whole or in part beginning on November 1, 2000. The Notes qualify as Tier II capital for regulatory capital purposes.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of certain significant factors which have affected Old Kent's financial condition and results of operations during the periods included in the consolidated financial statements included in this filing.

As discussed in Note M to the Financial Statements, Old Kent completed the merger of Grand Premier Financial, Inc. into Old Kent as of April 1, 2000. The merger was accounted for as a pooling-of-interests and all financial information in this report has been adjusted to reflect this business combination.

RESULTS OF OPERATIONS
Old Kent's net income was $55.7 million for the second quarter of 2000 compared to $72.4 million for the same period in 1999. Second quarter diluted earnings per share was $.40, a 21.6% decrease from $.51 for the same period last year due to the impact of merger charges as discussed below.

During the second quarter of 2000, Old Kent recognized $26.1 million of after-tax, merger related charges which had the effect of reducing diluted earnings per share by $.19. Excluding these merger charges, diluted earnings per share was $.59 for the six months ended June 30, 2000 or 15.7% better than the same period for 1999. Second quarter 2000 operating net income was $81.8 million or 12.9% greater than net income of $72.4 million for the same period for 1999.

Total assets were $22.2 billion at quarter-end compared to $20.6 billion at December 31, 1999. The increase was primarily due to growth in loans. Return on average equity for the second quarter of 2000 was 15.02% compared to 19.25% for the second quarter of 1999. Return on average assets was 1.02% for the second quarter of 2000 compared to 1.40% for the second quarter of 1999.

Old Kent's net interest income for the second quarter of 2000 was $195.9 million, a 1.7% increase over the $192.6 million recorded in the same period of 1999. For the second quarter of 2000, the net interest margin was 4.04% compared to 4.20% a year ago. While interest-earning assets have grown $1.7 billion year over year, core deposits have decreased slightly. As a result, higher costing sources have been used to fund this growth. Higher yielding loans grew $2.4 billion, while lower yielding securities and mortgages held-for-sale decreased $622 million. On the funding side, core deposits decreased $219 million and managed liabilities, including negotiable and foreign deposits, increased $2.1 billion. The yield on interest-earning assets increased 64 basis points, however, the funding costs increased 83 basis points. As a result, the net interest spread decreased 19 basis points and the net interest margin decreased 16 basis points.

For the second quarter of 2000, the provision for credit losses was $17.0 million, including $8.0 million to conform Grand Premier asset quality measurements with Old Kent's practices. This compares to $6.0 million for the second quarter of 1999. Net credit losses were $8.8 million or .23% of average loans for the second quarter of 2000 compared to $5.2 million or .17% of average loans for the same period a year ago. The increase was primarily due to higher net charge-offs in the commercial portfolio. The allowance for credit losses as a percent of loans and leases outstanding was 1.44% at June 30, 2000 and 1.48% at December 31, 1999. Impaired loans as a percent of total loans was .49% at both June 30, 2000 and December 31, 1999.

Total other operating income, (which excludes securities transactions and other nonrecurring income) increased 2.0% or $2.2 million during the second quarter of 2000 over the same period a year ago. Investment management and trust revenues increased 8.7% or $1.8 million as a result of focused sales initiatives and business development efforts. Deposit account revenues increased 6.1% or $1.2 million. All other service charges and fees decreased $0.8 million from the same period a year ago.

Old Kent sold approximately $2.3 billion of residential mortgage loans during the quarter. Old Kent's residential third party mortgage servicing portfolio was $14.2 billion at June 30, 2000, and $14.7 billion at December 31, 1999.

Total net securities losses for the second quarter of 2000 were $5.3 million. These losses resulted from the securitization and sale of $270 million of residential mortgages to realign the balance sheet composition of the newly combined companies to Old Kent's profile. This compares to net gains of $5.3 million for the same period of 1999.

Total operating expenses excluding merger related charges for the second quarter of 2000 decreased 6.1% compared to the same period of 1999. Salaries, wages and employee benefits decreased $4.5 million or 4.6% for the second quarter of 2000 from the second quarter of 1999. Combined occupancy and equipment expenses were essentially flat compared to the same period a year ago. Other operating expenses, excluding $26.0 million in merger related charges, decreased by 10.8% or $7.3 million from the prior year. This overall reduction in operating expenses is attributable to the realization of expense savings as a result of the acquisitions of Merchants and Grand Premier.

Old Kent's effective tax rate (based on net income before taxes without any taxable equivalency adjustment for non-taxable interest) was 31.9% for the second quarter, 2000 and 31.7% for the first six months of 2000. This compares to 35.1% for the first six months of 1999 and 34.9% for the year 1999. The decrease is the result of certain corporate initiatives and an increase in assets earning non-taxable income. It is expected that the effective tax rate for 2000 will continue to be lower than the rate for 1999.

BALANCE SHEET CHANGES
Total interest-earning assets increased 8.1% or $1.5 billion over December 31, 1999. Loans increased $1.3 billion or 9.7% since year-end 1999. Total securities decreased $126 million since year-end 1999. Mortgages held-for-sale increased 36.4% or $328 million. Other interest-earning assets, primarily representing federal funds sold, decreased $11 million since year-end 1999.

As a means of better leveraging its balance sheet to enhance profitability, Old Kent has developed relationships to acquire consumer loans originated primarily through flow arrangements with third party originators. These loans, which largely consisted of home equity loans secured by residential real estate, aggregated approximately $454 million for the second quarter of 2000. The Corporation expects to continue this strategy during 2000, by acquiring similar loan packages from time to time based on "flow" arrangements with select counterparties, provided that such portfolios, and the originators, continue to meet Old Kent's standards.

Total deposits increased $1.0 billion or 6.6% from year-end 1999; non-interest-bearing deposits increased .3% or $7 million and interest-bearing deposits increased 7.6% or $1.0 billion. Other borrowed funds increased $425 million and long-term debt increased $100 million from December 31, 1999.

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

During the second quarter of 2000, Old Kent issued subordinated bank notes having a principal amount of $100 million. These notes qualify as Tier II capital for regulatory capital purposes (see Note N).

At June 30, 2000, shareholders' equity was $1,524.4 million compared to $1,485.8 million at December 31, 1999. The changes in total shareholders' equity and book value per common share are summarized in the tables below.

	Total Share- holders' Equity (in millions)	Book Value Per Common Share
Balance, December 31, 1999	$1,485.8	$10.77
Net income for the six months ended	113.8	.82
June 30, 2000
Cash dividends paid on common stock	(54.7)	(.42)
Change in other comprehensive income	10.3	.08
Stock repurchases (net of stock issued)	(30.8)	(.12)
Balance, June 30, 2000	$1,524.4	$11.13

As shown in the table below, the Corporation repurchased approximately 744 thousand shares of its common stock during the three months ended June 30, 2000. These shares were repurchased pursuant to previously announced authorizations by Old Kent's Board of Directors. The repurchase of these shares had a beneficial effect on earnings per common share and return on average equity for the three month period ended June 30, 2000.

Old Kent Common Stock repurchased and reserved for future reissuance in connection with:

	Total	Stock Dividends	Dividend Reinvestment and Employee Stock Plans
Shares reserved at 3/31/00	2,418,506	1,125,000	1,293,506
Shares repurchased	744,167	375,000	369,167
Shares reissued	(1,692,854)	(1,500,000)	(192,854)
Shares reserved at 6/30/00	1,469,819	(0)	1,469,819

For a number of years, Old Kent has been authorized by its Board of Directors to repurchase shares in connection with the Corporation's Dividend Reinvestment and employee stock plans, and on a quarterly basis has systematically maintained a level of shares equivalent to anticipated needs.

At June 30, 2000, Old Kent held nearly 1.5 million shares of its common stock reserved for reissuance as detailed in the table above. These shares were repurchased under a June, 1999 Board of Directors authorization allowing management to repurchase up to 3.0 million shares of Old Kent Common Stock intended for reissuance in connection with stock dividends, dividend reinvestment and employee stock plans, and other corporate purposes over the ensuing twelve month period. As of June 30, 2000, the Corporation completed the repurchase of shares under this authorization. Under the authorization, 1.5 million of the total 3.0 million shares authorized were utilized for the 5% stock dividend described below. These shares were repurchased in a systematic pattern (on a quarterly ratable basis) of open market and privately negotiated transactions. The remaining 1.5 million shares of the authorization are intended for reissue in connection with the Corporation's dividend reinvestment and employee stock plans, as well as other unspecified corporate purposes such as business acquisitions accounted for as purchases.

In June, 2000, the Board of Directors of Old Kent Financial Corporation declared a 5% stock dividend which was payable on July 14, 2000, to shareholders of record on June 30, 2000. Approximately 6.5 million shares were issued for this dividend including 1.5 million repurchased for this purpose in the preceding twelve months. All prior per share amounts included in this report have been adjusted to reflect this dividend.

Total equity at June 30, 2000, was decreased by an after-tax unrealized loss of $67 million on securities available-for-sale. Shareholders' equity as a percentage of total assets as of June 30, 2000, was 6.9%.

The following table represents Old Kent's consolidated regulatory capital position as of June 30, 2000:

Regulatory capital at June 30, 2000
(in millions)	Leverage Ratio	Tier 1 Risk-Based Capital	Total Risk-Based Capital
Actual capital	$1,544.0	$1,544.0	$1,972.9
Required minimum regulatory capital	$652.8	$726.7	$1,453.3
Capital in excess of requirements	$891.2	$817.3	$519.6
Actual ratio	7.10%	8.50%	10.86%
Regulatory Minimum Ratio	3.00%	4.00%	8.00%
Ratio considered "well capitalized"
by regulatory agencies	5.00%	6.00%	10.00%

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

The information concerning quantitative and qualitative disclosures about market risk contained and incorporated by reference in Item 7A of the Corporation's Form 10-K Annual Report for its fiscal year ended December 31, 1999, is here incorporated by reference.

Old Kent faces market risk to the extent that both earnings and the fair values of its financial instruments are affected by changes in interest rates. The Corporation measures this risk with three tools: static GAP analysis, simulation modeling, and economic value of equity estimation. Throughout the first six months of 2000, the results of these three measurement techniques were within the Corporation's policy guidelines. The Corporation does not believe that there has been a material change in the Corporation's primary market risk exposures, including the categories of market risk to which the Corporation is exposed and the particular markets that present the primary risk of loss to the Corporation. As of the date of this Form 10-Q Quarterly Report, the Corporation does not know of or expect there to be any material change in the general nature of its primary market risk exposure in the near term.

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

Part II

Item 2.  Changes in Securities and Use of Proceeds

Effective April 1, 2000, as a result of the merger through which Old Kent acquired Grand Premier Financial, Inc., Old Kent issued 7,250 shares of Series D Perpetual Preferred Stock ("Series D Shares") and 2,000 shares of Series E Perpetual Preferred Stock ("Series E Shares"). Each Series D Share and Series E Share has a stated value of $1,000 per share and is entitled to receive, as and when declared payable by the board of directors, cumulative preferred dividends at the annualized rate of 8%, payable quarterly on the last day of each March, June, September, and December. No dividend may be paid or declared on Common Stock, $1 par value ("Common Stock") unless all dividends on Series D Shares and Series E Shares have been declared and paid or set apart for payment at the applicable rate. Each Series D Share and

Series E Share is preferred to the extent of its stated value in the event of a voluntary or involuntary liquidation, dissolution, or winding up of the corporation. Series D Shares are convertible into shares of Common Stock at a price of $17.4195 of stated value per share of Common Stock. Series D Shares and Series E Shares were issued in exchange for equivalent shares of preferred stock of Grand Premier Financial, Inc.

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

2.3

Agreement and Plan of merger among Home Bancorp, Old Kent Financial Corporation and O K Acquisition Corporation dated June 15, 2000. Previously filed as Exhibit 2 to Old Kent's Form S-4 Registration Statement (Registration No. 333-42804) filed August 2, 2000. Here incorporated by reference.

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

10.1	Executive Benefit Trust Dated June 12, 2000.

10.2	Executive Incentive Bonus Plan of 2000, filed as part of Old Kent's definitive proxy statement dated February 28, 2000. Here incorporated by reference.

12	Ratio of Earnings to Fixed Charges.

27	Financial Data Schedule.

(b)	The following reports on Form 8-K were filed during the second quarter of 2000:

Date of Event Reported	Item Reported	Financial Statements Filed

March 3, 2000	5	Condensed Consolidated Results of Operations (Unaudited)

April 3, 2000	5,7	N/A

April 10, 2000	5,7	N/A

April 19, 2000	5,7	N/A

April 30, 2000	5	Condensed Consolidated Results of Operations (Unaudited)

June 12, 2000	5,7	N/A

June 15, 2000	5,7	N/A

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OLD KENT FINANCIAL CORPORATION

Date: August 10, 2000	/s/ Kevin T. Kabat Kevin T. Kabat Vice Chairman of the Corporation and President of Old Kent Bank

Date: August 10, 2000	/s/ Mark F. Furlong Mark F. Furlong Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Number	Exhibit

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

2.3

Agreement and Plan of merger among Home Bancorp, Old Kent Financial Corporation and O K Acquisition Corporation dated June 15, 2000. Previously filed as Exhibit 2 to Old Kent's Form S-4 Registration Statement (Registration No. 333-42804) filed August 2, 2000. Here incorporated by reference.

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

10.1	Executive Benefit Trust Dated June 12, 2000.

10.2	Executive Incentive Bonus Plan of 2000, filed as part of Old Kent's definitive proxy statement dated February 28, 2000. Here incorporated by reference.

12	Ratio of Earnings to Fixed Charges.

27	Financial Data Schedule.