Form 10-Q
period 2000-09-30
OLD KENT FINANCIAL CORP /MI/
filed 2000-11-14
CIK 746969

SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2000 or

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ________ to ________

Commission File Number 0-14591

OLD KENT FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

Michigan (State of Incorporation)	38-1986608 (I.R.S. Employer Identification Number)

111 Lyon Street, NW Grand Rapids, Michigan (Address of principal executive offices)	49503 (Zip Code)

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

Yes      X             No

The number of shares outstanding of the registrant's Common Stock, par value $1, as of October 31, 2000 was 138,436,629 shares.

INDEX

OLD KENT FINANCIAL CORPORATION

		Page
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements	4

	Consolidated Balance Sheet as of September 30, 2000 and December 31, 1999	4

	Consolidated Statement of Income for the three and nine months ended September 30, 2000 and 1999	5

	Consolidated Statement of Cash Flows for the nine months ended September 30, 2000 and 1999	6

	Notes to Consolidated Financial Statements	7-20

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	21-25

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	26

PART II.	OTHER INFORMATION	26

Item 6.	Exhibits and Reports on Form 8-K	26

SIGNATURES		28

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy, and about Old Kent Financial Corporation ("Old Kent" or the "Corporation") itself. Words such as "anticipates," "believes," "estimates," "expects," "forecasts," "intends," "is likely," "plans," "judgment," "projects," variations of such words and similar expressions are intended to identify such forward-looking statements. Management judgments relating to, and discussion of the provision and allowance for credit losses involve judgments as to future events and are inherently forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions which are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed, implied or forecasted in such forward-looking statements. Future factors that could cause a difference between an ultimate actual outcome and a preceding forward-looking statement include changes in interest rates and interest rate relationships; demand for products and services; the degree of competition by traditional and non-traditional competitors; changes in banking regulations; changes in tax laws; changes in prices, levies, and assessments; the impact of technological advances; governmental and regulatory policy changes; the outcomes of pending and future litigation and contingencies; trends in customer behaviors as well as their ability to repay loans; the vicissitudes of the national economy; the possibility that expected cost savings from mergers might not be fully realized within the expected time frame; and similar uncertainties. Old Kent undertakes no obligation to update, amend or clarify forward-looking statements, whether as a result of new information, future events, or otherwise.

Item 1.	Financial Statements

OLD KENT FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheet (Unaudited)
		September 30,	December 31,
	(dollars in thousands)	2000	1999
	ASSETS:
	Cash and due from banks	$654,298	$679,155
	Federal funds sold and resale agreements	30,515	30,261
	Total cash and cash equivalents	684,813	709,416
	Interest-earning deposits	14,109	2,167
	Mortgages held-for-sale	934,793	901,130
	Securities available-for-sale:
	Collateralized mortgage obligations and other mortgage-
	backed securities	2,437,724	2,039,160
	Other securities	953,830	1,198,669
	Total securities available-for-sale (amortized cost of
	$3,443,134 and $3,335,192 respectively)	3,391,554	3,237,829
	Securities held-to-maturity:
	Collateralized mortgage obligations and other mortgage-
	backed securities	66,742	92,335
	Other securities	496,020	516,929
	Total securities held-to-maturity (market values of
	$555,253 and $590,369 respectively)	562,762	609,264
	Loans	15,617,327	13,901,663
	Allowance for credit losses	(223,913)	(206,279)
	Net loans	15,393,414	13,695,384
	Premises and equipment	277,808	288,565
	Other assets	1,259,347	1,156,532
	Total Assets	$22,518,600	$20,600,287

	LIABILITIES AND SHAREHOLDERS' EQUITY:
	Liabilities:
	Deposits:
	Non-interest-bearing	$2,239,175	$2,329,884
	Interest-bearing	14,390,417	13,332,300
	Foreign deposits -- interest-bearing	128,536	110,061
	Total deposits	16,758,128	15,772,245
	Other borrowed funds	3,349,752	2,824,034
	Other liabilities	359,395	318,244
	Long-term debt	449,779	200,000
	Total Liabilities	20,917,054	19,114,523

	Shareholders' Equity:
	Preferred stock: 25,000,000 shares authorized
	Series D convertible, $1,000 stated value, 8.00%,
	7,250 shares authorized, issued and outstanding	7,250	7,250
	Series E perpetual, $1,000 stated value, 8.00%,
	2,000 shares authorized, issued and outstanding	2,000	2,000
	Common stock, $1 par value: 300,000,000 shares authorized;
	137,029,000 and 131,367,000 shares issued and outstanding	137,029	131,367
	Capital surplus	562,127	418,367
	Retained earnings	935,640	1,004,125
	Accumulated other comprehensive loss	(42,500)	(77,345)
	Total Shareholders' Equity	1,601,546	1,485,764

	Total Liabilities and Shareholders' Equity	$22,518,600	$20,600,287
The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD KENT FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statement of Income (Unaudited)
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(dollars in thousands, except per share data)	2000	1999	2000	1999
Interest Income:
Interest and fees on loans	$350,204	$277,984	$988,740	$783,634
Interest on mortgages held-for-sale	22,414	26,414	61,196	90,113
Interest on securities (taxable)	51,079	54,381	148,683	181,479
Interest on securities (non-taxable)	9,133	9,788	27,715	28,807
Interest on investments	510	1,374	1,644	4,475
Total interest income	433,340	369,941	1,227,978	1,088,508

Interest Expense:
Interest on deposits	180,117	133,762	487,023	407,030
Interest on other borrowed funds	50,121	33,809	141,934	92,417
Interest on long-term obligations	7,091	3,402	15,466	10,678
Total interest expense	237,329	170,973	644,423	510,125

Net Interest Income	196,011	198,968	583,555	578,383

Provision for credit losses	8,599	8,358	40,201	22,518
Net interest income after provision
for credit losses	187,412	190,610	543,354	555,865

Other Income:
Mortgage banking revenues (net)	45,020	47,127	132,703	142,400
Investment management and trust revenues	21,340	20,220	65,142	60,183
Deposit account revenues	20,751	20,014	61,119	57,730
Transaction processing revenue	6,248	5,807	17,252	17,381
Insurance sales commissions	5,984	6,160	18,098	18,440
Securities gains/(losses)	4	8	(11,843)	8,072
Other	15,872	10,939	47,807	39,443
Total other income	115,219	110,275	330,278	343,649

Other Expenses:
Salaries and employee benefits	94,540	95,921	283,406	287,520
Occupancy	15,244	14,356	44,042	42,969
Equipment	12,581	12,051	37,512	36,154
Professional services	11,038	11,295	34,574	36,522
Telephone and telecommunications	6,386	6,500	20,155	18,917
Postage and courier charges	4,610	4,638	13,726	14,267
Merger charges	-	26,000	42,000	26,000
Other expenses	39,787	39,056	113,223	119,913
Total other expenses	184,186	209,817	588,638	582,262
Income Before Income Taxes	118,445	91,068	284,994	317,252
Income taxes	36,791	32,083	89,554	111,372
Net Income	$81,654	$58,985	$195,440	$205,880

Dividend on preferred stock	(185)	(185)	(555)	(555)

Net Income Available to Common Shareholders	$81,469	$58,800	$194,885	$205,325

Earnings Per Common Share:
Basic	$0.59	$0.42	$1.42	$1.47
Diluted	$0.59	$0.42	$1.41	$1.46

Dividends Per Common Share	$0.220	$0.190	$0.640	$0.552

Average number of shares used to compute: (in thousands)
Basic earnings per share	136,965	138,793	137,333	139,349
Diluted earnings per share	138,268	140,264	138,620	140,998

The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD KENT FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statement of Cash Flows (Unaudited)
	For the Nine Months
(dollars in thousands)	Ended September 30,
	2000	1999
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$195,440	$205,880
Adjustments to reconcile net income
to net cash provided by / (used for) operating activities:
Provision for credit losses	40,201	22,518
Depreciation, amortization and accretion	50,056	50,846
Net gains on sales of assets	(89,978)	(147,378)
Net change in trading account securities	-	349,306
Originations and acquisitions of mortgages held-for-sale	(6,690,770)	(9,890,945)
Proceeds from sales and prepayments of mortgages held-for-sale	6,638,045	10,659,840
Net change in other assets	(7,345)	117,596
Net change in other liabilities	31,269	69,270
Net cash provided by operating activities	166,918	1,436,933

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and prepayments of securities available-for-sale	369,972	745,026
Proceeds from sales of securities available-for-sale	337,874	1,008,906
Purchases of securities available-for-sale	(826,242)	(1,087,455)
Proceeds from maturities and prepayments of securities held-to-maturity	49,388	195,885
Purchases of securities held-to-maturity	(2,282)	(86,039)
Net change in interest-earning deposits	(11,942)	4,942
Proceeds from sale of loans	134,742	9,482
Net change in loans	(614,966)	(753,013)
Acquisition of loans through flow arrangements	(1,254,352)	(513,862)
Purchases of leasehold improvements, premises and equipment, net	(18,405)	(17,508)
Net cash used for investing activities	(1,836,213)	(493,636)

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in time deposits	1,204,071	(720,275)
Change in demand and savings deposits	(218,187)	(137,129)
Change in other borrowed funds	525,721	6,039
Proceeds from issuance of subordinated bank notes	249,774	-
Repurchases of common stock	(50,489)	(149,178)
Proceeds from common stock issuances	19,268	17,541
Dividends paid to shareholders	(85,466)	(80,016)
Net cash provided by / (used for) financing activities	1,644,692	(1,063,018)

Net change in cash and cash equivalents	(24,603)	(119,721)
Cash and cash equivalents at beginning of year	709,416	832,008
Cash and cash equivalents at September 30	$684,813	$712,287

Supplemental disclosures of cash flow information:
Interest paid on deposits, other borrowed funds and
subordinated debt	$623,338	$509,034
Income taxes paid	110,950	54,553

Significant non-cash transactions:
Stock dividend issued	178,579	221,985

The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD KENT FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2000

NOTE A:  BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation's annual report on Form 10-K for the year ended December 31, 1999.

Certain reclassifications have been made to prior periods' financial statements to place them on a basis comparable with the current periods' financial statements.

NOTE B: FINANCIAL INSTRUMENT ACCOUNTING POLICIES
Old Kent uses certain off-balance sheet derivative financial instruments, including interest rate swaps; Treasury futures and options; and interest rate caps and floors, in connection with risk management activities. Provided these instruments meet specific criteria, they are considered hedges and accounted for under the accrual or deferral methods, as more fully discussed below.

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

Old Kent uses Eurodollar futures to hedge the value of various investment securities. The fair values of the contracts are recorded as an adjustment to the carrying amount of the hedged securities and recognized in earnings as a yield adjustment over the remaining life of those securities.

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
September 30, 2000

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

Old Kent enters into certain off-balance sheet derivative financial instruments with its commercial clients, including interest rate swaps and interest rate caps and floors. Old Kent hedges its interest rate exposure on transactions with its commercial clients by executing offsetting transactions with third parties. These derivative financial instruments are carried on the balance sheet at fair value with realized and unrealized changes in that value recognized in earnings.

NOTE C: ADOPTION OF SFAS 133
In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities as amended by SFAS No. 137, Deferral of the Effective Date of FASB Statement No. 133, and as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of FASB Statement No. 133. These Statements establish accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or a liability measured at its current fair value. These Statements require that changes in a derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows the changes in fair value of the derivative instrument to be offset against the change in fair value of the related hedged item. SFAS 133 requires a company to formally document, designate and assess the effectiveness of hedging relationships that receive hedge accounting.

Old Kent will adopt the provisions of SFAS 133 as of January 1, 2001. With respect to certain derivative instruments embedded in other contracts, Old Kent has elected to apply SFAS 133, as amended, only to those instruments that were issued, acquired or substantively modified after December 31, 1998.

OLD KENT FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued (Unaudited)
September 30, 2000

Old Kent has not yet quantified all aspects of adopting SFAS 133 on its financial statements. However, as discussed in the following paragraphs, the Statement could increase volatility in earnings and other comprehensive income or result in certain changes in Old Kent's business practices.

SFAS 133, in part, allows special hedge accounting for fair value and cash flow hedges. SFAS 133 provides that the gain or loss on a derivative instrument designated and qualifying as a fair value hedging instrument as well as the offsetting gain or loss on the hedged item attributable to the hedged risk be recognized currently in earnings in the same accounting period. SFAS 133 provides that the effective portion of the gain or loss on a derivative instrument designated and qualifying as a cash flow hedging instrument be reported as a component of other comprehensive income and be reclassified into earnings in the same period or periods during which the hedged forecasted transaction affects earnings. The ineffective portion of the gain or loss on the derivative instrument, if any, must be recognized currently in earnings.

As discussed in Note B, Old Kent uses various derivative instruments to hedge interest rate risk, to protect the value of residential loan commitments, loans held-for-sale and other assets, and to protect against market value change in the MSR portfolio. The provisions of SFAS 133 require a company to document derivative use policy and procedures, designate hedge relationships anew, and on an ongoing basis. Old Kent is in the process of evaluating all existing derivative instruments and designating the hedge relationships for treatment under SFAS 133.

SFAS 133 requires a one time transition adjustment upon adoption to account for the cumulative effect of the change in accounting standards. This transition adjustment will comprise all earnings impact as of January 1, 2001 to comply with the new accounting standard. The transition adjustment cannot be quantified at this time as it will be based on market rates and positions at at the point of transition.

Old Kent has examined and updated its current derivative use policy, and identified the following hedge arrangements, along with their anticipated treatment on an ongoing operating basis under the provisions of SFAS 133.

Old Kent enters into interest rate swap agreements to manage interest rate risk. Under the provisions of SFAS 133, these swap agreements will be classified as a cash flow hedge and qualify for special hedge accounting. It is expected that these hedges will be highly effective, therefore minimizing any future impact on earnings or accumulated other comprehensive income as a result of changes in the future cash flows of the derivative instrument or hedged item.

OLD KENT FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued (Unaudited)
September 30, 2000

Old Kent Mortgage Company enters into hedging agreements to hedge the interest rate risk inherent in loan commitments. Because mortgage loan commitments are expected to be deemed derivatives under SFAS 133, the loan commitments and the corresponding hedges do not qualify for hedge accounting. As a result, both instruments will be marked-to-market on the balance sheet and will also have a direct impact to the income statement. Based on current market conditions, management believes these impacts to be not material.

Old Kent Mortgage Company utilizes instruments to hedge the mortgages held-for-sale portfolio and to help protect against market value changes in the MSR portfolio. These hedges are classified as fair value hedges under SFAS 133 and may have an impact on the earnings of the Corporation, which is deemed not material based on current estimates.

NOTE D:  LOANS AND NONPERFORMING ASSETS
The following summarizes loans and nonperforming assets at the dates indicated
(dollars in thousands):

Loans:	September 30, 2000	December 31, 1999
Commercial	$3,901,944	$3,742,234
Real estate - Commercial	3,189,808	2,988,586
Real estate - Construction	1,643,957	1,204,291
Real estate - Residential mortgages	1,328,126	1,881,498
Real estate - Consumer home equity	3,475,016	2,240,708
Consumer	1,702,906	1,582,012
Lease financing	375,570	262,334
Total Loans	$15,617,327	$13,901,663

Nonperforming assets:	September 30, 2000	December 31, 1999
Nonaccrual loans	$77,383	$66,395
Restructured loans	1,353	2,210
Impaired loans	78,736	68,605
Other real estate owned	12,149	8,538
Total nonperforming assets	$90,885	$77,143

Loans past due 90 days or more and still accruing	$26,777	$14,854

At September 30, 2000, the management of the Corporation has identified loans totaling approximately $14.9 million as potential problem loans. These loans are not included as nonperforming assets in the table above. While these loans were in compliance with repayment terms at September 30, 2000, other circumstances caused management to seriously doubt the ability of the borrowers to continue to remain in compliance with existing loan repayment terms.

OLD KENT FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued (Unaudited)
September 30, 2000

NOTE E: ALLOWANCE FOR CREDIT LOSSES AND NET CHARGE-OFFS
The following summarizes the changes in the allowance for credit losses, and net charge-offs (dollars in thousands):

	For the Nine Months ended September 30,
Allowance for Credit Losses	2000	1999
Balance at beginning of period	$206,279	$200,554
Changes in allowance due to acquisitions	958	120
Provision for credit losses	40,201	22,518
Gross loans charged-off	(45,578)	(36,016)
Gross recoveries of loans previously charged-off	22,053	19,643
Balance at end of period	$223,913	$206,819

	For the Nine Months ended September 30,
Net Loan Charge-Offs	2000	1999
Commercial & Commercial Real Estate Loans	$11,307	$4,288
Consumer	8,410	10,079
Residential Mortgages	936	1,037
Leases	2,872	969
Total Net Charge-Offs	$23,525	$16,373

OLD KENT FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued (Unaudited)
September 30, 2000

NOTE F:  SECURITIES AVAILABLE-FOR-SALE
The following summarizes amortized costs and estimated market values of securities available-for-sale at the dates indicated (dollars in thousands):

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
September 30, 2000:	Cost	Gains	Losses	Value
U.S. Treasury and federal agency securities	$493,530	$1,602	$13,362	$481,770
Collateralized mortgage obligations:
U.S. Government issued	1,064,055	3,467	22,526	1,044,996
Privately issued	320,305	1,482	3,205	318,582
Mortgage-backed pass-through securities	1,095,674	4,818	26,346	1,074,146
State and political subdivisions	233,508	6,065	2,229	237,344
Other securities	236,062	1,821	3,167	234,716
Total securities available-for-sale	$3,443,134	$19,255	$70,835	$3,391,554

December 31, 1999:
U.S. Treasury and federal agency securities	$771,887	$141	$24,154	$747,874
Collateralized mortgage obligations:
U.S. Government issued	1,056,360	54	32,586	1,023,828
Privately issued	424,985	40	8,898	416,127
Mortgage-backed pass-through securities	626,783	484	28,062	599,205
State and political subdivisions	236,117	3,730	5,222	234,625
Other securities	219,060	301	3,191	216,170
Total securities available-for-sale	$3,335,192	$4,750	$102,113	$3,237,829

At September 30, 2000, Old Kent used short-term Eurodollar futures positions with a notional value of $4.4 billion to hedge the value of various investment securities totaling $257.6 million. Credit risk in these futures contracts is minimized through daily cash settlements through the Chicago Mercantile Exchange. This position was cancelled as of October 25, 2000.

OLD KENT FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued (Unaudited)
September 30, 2000

NOTE G: SECURITIES HELD-TO-MATURITY
The following summarizes amortized costs and estimated market values of securities held-to-maturity at the dates indicated (dollars in thousands):

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
September 30, 2000:	Cost	Gains	Losses	Value
U.S. Treasury and federal agency securities	$27,496	$24	$296	$27,224
Collateralized mortgage obligations:
U.S. Government issued	18,672	-	274	18,398
Privately issued	80	-	-	80
Mortgage-backed pass-through securities	47,990	726	569	48,147
State and political subdivisions	462,133	5,588	12,708	455,013
Other securities	6,391	-	-	6,391
Total securities held-to-maturity	$562,762	$6,338	$13,847	$555,253

December 31, 1999:
U.S. Treasury and federal agency securities	$30,507	$9	$534	$29,982
Collateralized mortgage obligations:
U.S. Government issued	25,973	-	503	25,470
Privately issued	5,266	-	55	5,211
Mortgage-backed pass-through securities	61,096	947	791	61,252
State and political subdivisions	482,253	5,660	23,630	464,283
Other securities	4,169	2	-	4,171
Total securities held-to-maturity	$609,264	$6,618	$25,513	$590,369

NOTE H: SHAREHOLDERS' EQUITY
In June, 2000, the Board of Directors of Old Kent Financial Corporation declared a 5% stock dividend which was payable on July 14, 2000, to shareholders of record on June 30, 2000. Prior per share amounts included in this report have been adjusted to reflect this dividend.

As of October 16, 2000, Old Kent Financial Corporation announced that it is authorized to repurchase up to 1.4 million shares of its common stock over the next six months to replace the shares used to acquire Home Bancorp. It is anticipated that some or all of these shares will be purchased by the Corporation in open market or privately negotiated purchases.

OLD KENT FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued (Unaudited)
September 30, 2000

NOTE I: REPORTABLE OPERATING SEGMENTS
Under the provisions of SFAS No. 131, Old Kent has five reportable operating segments: Corporate Banking, Retail Banking, Investment and Insurance Services, Mortgage Banking and Treasury. Old Kent's reportable segments are strategic business units that are managed separately because each business requires different technology and marketing strategies, and also differ in product emphasis.

The following table summarizes information about reportable operating segments' profit for the three month period ended September 30, 2000 and 1999 (dollars in thousands):

	Net Interest Income	Non Interest Income and Fees	Net Income
September 30, 2000
Corporate Banking	$56,164	$4,243	$19,740
Retail Banking	121,915	30,175	34,745
Investment & Insurance Services	6,184	32,914	7,346
Mortgage Banking	7,930	47,251	4,872
Treasury	3,818	636	14,951
Consolidated	$196,011	$115,219	$81,654

September 30, 1999
Corporate Banking	$63,259	$6,623	$28,607
Retail Banking	120,576	27,082	32,792
Investment & Insurance Services	7,217	28,390	8,078
Mortgage Banking	13,511	46,900	6,323
Treasury	(5,595)	1,280	785
Reconciling Items*	-	-	(17,600)
Consolidated	$198,968	$110,275	$58,985

The following table summarizes information about reportable operating segments' profit for the nine month period ended September 30, 2000 and 1999 (dollars in thousands):

	Net Interest Income	Non Interest Income and Fees	Net Income
September 30, 2000
Corporate Banking	$162,517	$12,154	$55,339
Retail Banking	357,678	93,714	105,447
Investment & Insurance Services	18,622	99,734	23,796
Mortgage Banking	25,735	136,760	13,661
Treasury	19,003	(659)	40,773
Reconciling Items*	-	(11,425)	(43,576)
Consolidated	$583,555	$330,278	$195,440

OLD KENT FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued (Unaudited)
September 30, 2000

September 30, 1999
Corporate Banking	$182,923	$21,932	$82,429
Retail Banking	345,585	85,350	89,087
Investment & Insurance Services	20,803	85,214	24,052
Mortgage Banking	37,346	140,351	18,718
Treasury	(8,274)	10,802	9,194
Reconciling Items*	-	-	(17,600)
Consolidated	$578,383	$343,649	$205,880

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

* The reconciling items in the above tables reflect the one-time charges related to Old Kent's mergers. The following is a summary of these merger charges:

Merger	Date	Amount
Grand Premier Financial, Inc.	April 1, 2000	$26.10 million (after-tax); $5.3 million related to securities (pre-tax)
Merchants Bancorp, Inc.	February 11, 2000	$17.50 million (after-tax); $6.125 million related to securities (pre-tax)
Pinnacle Banc Group, Inc.	September 3, 1999	$10.75 million (after tax)
CFSB Bancorp, Inc.	July 9, 1999	$ 6.85 million (after tax)

OLD KENT FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued (Unaudited)
September 30, 2000

NOTE J:  OTHER ASSETS
Other assets, as shown in the accompanying consolidated balance sheet, include the following (net of amortization) (dollars in thousands):

	September 30, 2000	December 31, 1999
Goodwill	$122,772	$132,989
Core Deposit Intangibles	15,653	18,340
Total	$138,425	$151,329

Other assets, as shown in the accompanying consolidated balance sheet, include mortgage servicing rights ("MSRs") as follows (dollars in thousands):

	September 30, 2000	December 31, 1999
Carrying value of MSRs	$292,960	$277,544
Estimated aggregate fair value of capitalized MSRs	$320,000	$323,000

The following reflects changes in capitalized mortgage servicing rights for the time periods indicated (dollars in thousands):

	For the Nine Months ended September 30,
	2000	1999
Balance at beginning of period	$277,544	$231,112
Additions	166,807	211,180
Sales	(127,869)	(112,788)
Amortization	(23,522)	(45,775)
Balance at end of period	$292,960	$283,729

Related servicing valuation reserve:
Balance at beginning of period	-	($9,129)
Servicing valuation provision	-	3,042
Balance at end of period	-	($6,087)

OLD KENT FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued (Unaudited)
September 30, 2000

NOTE K:  EARNINGS PER COMMON SHARE
The following table reconciles the numerators and denominators used in the calculations of basic and diluted earnings per common share:

	For the Three Months ended September 30,		For the Nine Months ended September 30,
	2000	1999	2000	1999
Basic:
Net Income	$81,654,000	$58,985,000	$195,440,000	$205,880,000
Less: Dividends on preferred stock	($185,000)	($185,000)	($555,000)	($555,000)
Income available to common shareholders	$81,469,000	$58,800,000	$194,885,000	$205,325,000
Average common shares outstanding	136,965,000	138,793,000	137,333,000	139,349,000
Basic earnings per common share	$0.59	$0.42	$1.42	$1.47

Diluted:
Net income	$81,654,000	$58,985,000	$195,440,000	$205,880,000
Less: Dividends on preferred stock	($185,000)	($185,000)	($555,000)	($555,000)
Add: Dividends on convertible preferred
stock	$145,000	$145,000	$435,000	$435,000
Income available to common shareholders	$81,614,000	$58,945,000	$195,320,000	$205,760,000
Average common shares outstanding	136,965,000	138,793,000	137,333,000	139,349,000
Dilutive effect of:
Employee stock plans	887,000	1,055,000	871,000	1,233,000
Convertible preferred stock	416,000	416,000	416,000	416,000
Total average shares and assumed conversions	138,268,000	140,264,000	138,620,000	140,998,000
Diluted earnings per common share	$0.59	$0.42	$1.41	$1.46

Potential dilutive shares resulting from employee stock plans did not include outstanding options to purchase shares totaling 2.9 million, with exercise prices per share ranging from $29.42 to $39.85 for the three and nine month periods ending September 30, 2000 and shares totaling 2.0 million and 3,307, with exercise prices per share ranging from $38.80 to $39.86 for the three and nine month periods, respectively, ending September 30, 1999. The average market price of Old Kent's common stock was less than the exercise price of these options. Under the treasury stock method of computing the impact of these options the result would be anti-dilutive and therefore is not included for purposes of calculating diluted earnings per share.

OLD KENT FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued (Unaudited)
September 30, 2000

NOTE L: COMPREHENSIVE INCOME
Comprehensive income reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For Old Kent, comprehensive income represents net income adjusted for the change in unrealized gains and losses on available-for-sale securities. Comprehensive income was approximately $105.9 million and $44.8 million for the quarters ended September 30, 2000 and 1999, respectively, and approximately $230.3 million and $126.9 million for the nine month period ended September 30, 2000 and 1999, respectively.

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

On April 1, 2000, Old Kent completed the acquisition of Grand Premier Financial, Inc. ("Grand Premier"). The merger was accounted for as a pooling-of-interests. Old Kent exchanged .4231 shares of Old Kent Common Stock for each outstanding share of Grand Premier Common Stock. The issuance totaled approximately 9.4 million shares. Grand Premier was a bank holding company headquartered in Wauconda, Illinois, with consolidated assets of approximately $1.7 billion and consolidated deposits of approximately $1.3 billion at March 31, 2000. Grand Premier operated 23 banking offices in the Chicago area and Northern Illinois. Old Kent's unexpended reserves, established for charges related to this acquisition, were $11.0 million at September 30, 2000; these reserves are expected to be substantially utilized by December 31, 2000.

On October 13, 2000, Old Kent completed the acquisition of Home Bancorp. The merger was accounted for as a purchase transaction. Old Kent exchanged .6945 shares of Old Kent Common Stock for each outstanding share of Home Bancorp Common Stock. The issuance totaled approximately 1.4 million shares. The approximate purchase price for this transaction is $39.1 million. Home Bancorp was a bank holding company headquartered in Fort Wayne, Indiana, with consolidated assets of approximately $390 million and consolidated deposits of approximately $327 million at September 30, 2000. Home Bancorp operated 10 banking locations; seven in Fort Wayne, two in Decatur and one branch in New Haven.

OLD KENT FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued (Unaudited)
September 30, 2000

NOTE N: LONG -TERM DEBT
Long-term debt, as shown in the accompanying consolidated balance sheet, consists of the following:

	September 30,	December 31,
(dollars in thousands)	2000	1999
Subordinated notes, 6 5/8% due November 15, 2005	$100,000	$100,000
Subordinated notes, 3 month LIBOR plus .75% due November 1, 2005	100,000	-
Subordinated notes, Years 1-5; 7.75%; Years 6-10; 1 month
LIBOR plus 1.16%, due August 15, 2010	149,779	-
Capital securities, as described below	100,000	100,000
Total long-term debt	$449,779	$200,000

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

OLD KENT FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued (Unaudited)
September 30, 2000

On April 28, 2000, Old Kent Bank (the "Bank") issued subordinated bank notes (the "Notes") having a principal amount of $100,000,000. Cumulative interest on the principal sum of the Notes accrues from April 28, 2000, and it is payable quarterly in arrears on the first day of February, May, August and November, commencing August 1, 2000, of each year at a variable rate per annum equal to three-month LIBOR (London Interbank Offered Rate) plus .75% until paid. The Notes are unsecured and subordinate and junior in right of payment to Old Kent Bank's obligations to its depositors, its obligations under bankers' acceptances, letters of credit and senior notes, collateralized borrowings, and its obligations to all of its other general creditors. The Notes mature on November 1, 2005, but the Bank at its option may redeem some or all of the Notes on any interest payment date beginning on November 1, 2000. The Notes qualify as Tier II capital for regulatory capital purposes.

On August 15, 2000, Old Kent Bank (the "Bank") issued subordinated bank notes (the "Notes") having a principal amount of $150,000,000. Cumulative interest on the principal sum of the Notes accrues from August 15, 2000, and it is payable semi-annually in arrears on August 15, and February 15, commencing February 15, 2001 to August 15, 2005, at a fixed rate per annum equal to 7.75% (such period being referred to as the "Fixed Rate Period"). During the period commencing on August 15, 2005 to the Maturity Date or earlier redemption date, (such period being referred to as the "Floating Rate Period,") the cumulative interest on the principal sum of the Notes accrues from August 15, 2005, and it is payable monthly on the 15th day of each month of each year at a variable rate per annum equal to one-month LIBOR (London Interbank Offered Rate) plus 1.16% until paid. The Notes are unsecured and subordinate and junior in right of payment to Old Kent Bank's obligations to its depositors, its obligations under bankers' acceptances, letters of credit and senior notes, collateralized borrowings, and its obligations to all of its other creditors. The Notes mature on August 15, 2010, but the Bank at its option may redeem some or all of the Notes on any interest payment date beginning on August 15, 2005. The Notes qualify as Tier II capital for regulatory capital purposes.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of certain significant factors which have affected Old Kent's financial condition and results of operations during the periods included in the consolidated financial statements included in this filing.

RESULTS OF OPERATIONS
Old Kent's net income was $81.7 million for the third quarter of 2000 compared to $59.0 million for the same period in 1999. Third quarter diluted earnings per common share was $.59, a 40.5% increase over $.42 for the same period last year. Diluted earnings per common share were $1.41 for the nine months ended September 30, 2000 or 3.4% less than the same period for 1999.

Due to the various mergers described in Note M to the Financial Statements, Old Kent recognized merger-related charges that had a negative impact on net income and earnings per common share in 2000 and 1999. On an operating basis, earnings per common share increased 7.3% and 8.9%, respectively, for the quarter and nine months ended September 30, 2000 over the same periods for 1999.

Total assets were $22.5 billion at quarter-end compared to $20.6 billion at December 31, 1999. The increase was primarily due to growth in loans. Return on average equity for the third quarter of 2000 was 21.14% compared to 15.62% for the third quarter of 1999. Return on average assets was 1.47% for the third quarter of 2000 compared to 1.15% for the third quarter of 1999.

Old Kent's net interest income for the third quarter of 2000 was $196.0 million, a 1.5% decrease from the $199.0 million recorded in the same period of 1999. For the third quarter of 2000, the net interest margin was 3.95% compared to 4.34% a year ago. While interest-earning assets have grown $2.0 billion year over year, core deposits have remained relatively flat. As a result, higher costing sources have been used to fund this growth. Higher yielding loans grew $2.6 billion, while lower yielding securities and mortgages held-for-sale decreased $537 million. On the funding side, core deposits increased $33 million and managed liabilities, including negotiable and foreign deposits, increased $2.1 billion. The yield on interest-earning assets increased 64 basis points, however, the funding costs increased 107 basis points. As a result, the net interest spread decreased 43 basis points and the net interest margin decreased 39 basis points.

For the third quarter of 2000, the provision for credit losses was $8.6 million. This compares to $8.4 million for the third quarter of 1999. Net credit losses were $4.7 million or .12% of average loans for the third quarter of 2000 compared to $4.6 million or .15% of average loans for the same period a year ago. The allowance for credit losses as a percent of loans and leases outstanding was 1.43% at September 30, 2000 and 1.48% at December 31, 1999. Impaired loans, as a percent of total loans was .50% at September 30, 2000 and .49% at December 31, 1999.

Total other operating income, (which excludes securities transactions and other nonrecurring income) increased 4.5% or $4.9 million during the third quarter of 2000 over the same period a year ago. Investment management and trust revenues increased 5.5% or $1.1 million as a result of focused sales initiatives and business development efforts. Deposit account revenues increased 3.7% or $0.7 million. All other service charges and fees increased $3.1 million from the same period a year ago.

Old Kent sold approximately $2.4 billion of residential mortgage loans during the quarter. Old Kent's residential third party mortgage servicing portfolio was $15.4 billion at September 30, 2000, and $14.7 billion at December 31, 1999.

Total operating expenses excluding merger related charges for the third quarter of 2000 were essentially flat compared to the same period of 1999. Salaries, wages and employee benefits decreased $1.4 million or 1.4% for the third quarter of 2000 from the third quarter of 1999. Combined occupancy and equipment expenses for the third quarter of 2000 increased $1.4 million or 5.4% compared to the same period a year ago. Other operating expenses were essentially flat from the prior year.

Old Kent's effective tax rate (based on net income before taxes without any taxable equivalency adjustment for non-taxable interest) was 31.1% for the third quarter, 2000 and 31.4% for the first nine months of 2000. This compares to 35.1% for the first nine months of 1999, and 34.9% for the year 1999. The decrease is the result of certain corporate initiatives and an increase in assets earning non-taxable income. It is expected that the effective tax rate for 2000 will be lower than the rate for 1999.

BALANCE SHEET CHANGES
Total interest-earning assets increased 9.7% or $1.8 billion over December 31, 1999. Loans increased $1.7 billion or 12.3% since year-end 1999. Total securities increased $107 million since year-end 1999. Mortgages held-for-sale increased 3.7% or $34 million. Other interest-earning assets, primarily representing federal funds sold, increased $12 million since year-end 1999.

As a means of better leveraging its balance sheet to enhance profitability, Old Kent has developed relationships to acquire consumer loans originated primarily through flow arrangements with third party originators. These loans, which largely consisted of home equity loans secured by residential real estate, aggregated approximately $405 million for the third quarter of 2000. The Corporation expects to continue this strategy during 2000, by acquiring similar loan packages from time to time based on "flow" arrangements with select counterparties, provided that such portfolios, and the originators, continue to meet Old Kent's standards.

Total deposits increased $1.0 billion or 6.3% from year-end 1999; non-interest-bearing deposits decreased 3.9% or $91 million and interest-bearing deposits increased 8.0% or $1.1 billion. Other borrowed funds increased $526 million and long-term debt increased $250 million from December 31, 1999.

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

Old Kent issued subordinated bank notes having a principal amount of $100 million during the second quarter of 2000, and $150 million during the third quarter of 2000. These notes qualify as Tier II capital for regulatory capital purposes (see Note N).

At September 30, 2000, shareholders' equity was $1,601.6 million compared to $1,485.8 million at December 31, 1999. The changes in total common shareholders' equity, which excludes $9.3 million of preferred stock, and book value per common share are summarized in the tables below.

	Total Common Shareholders' Equity (in millions)	Book Value Per Common Share
Balance, December 31, 1999	$ 1,476.5	$10.70
Net income for the nine months ended
September 30, 2000	195.4	1.42
Cash dividends paid on common stock	(84.9)	(.64)
Change in other comprehensive income	34.8	.25
Stock repurchases (net of stock issued)	(29.5)	(.11)
Balance, September 30, 2000	$ 1,592.3	$11.62

As shown in the table below, the Corporation repurchased approximately 156 thousand shares of its common stock during the three months ended September 30, 2000.

Old Kent Common Stock repurchased and reserved for future reissuance in connection with:

Dividend Reinvestment And Employee Stock Plans
Shares reserved at 6/30/00	1,469,819
Shares repurchased	156,268
Shares reissued	(206,760)
Shares reserved at 9/30/00	1,419,327

For a number of years, Old Kent has been authorized by its Board of Directors to repurchase shares in connection with the Corporation's Dividend Reinvestment and employee stock plans, and on a quarterly basis has systematically maintained a level of shares equivalent to anticipated needs.

At September 30, 2000, Old Kent held over 1.4 million shares of its common stock reserved for reissuance as detailed in the table above. These shares were repurchased under a June, 1999 Board of Directors authorization allowing management to repurchase up to 3.0 million shares of Old Kent Common Stock intended for reissuance in connection with stock dividends, dividend reinvestment and employee stock plans, and other corporate purposes over the ensuing twelve month period. As of September 30, 2000, the Corporation completed the repurchase of shares under this authorization. Under the authorization, 1.5 million of the total 3.0 million shares authorized were utilized for the 5% stock dividend described below. These shares were repurchased in a systematic pattern (on a quarterly ratable basis) of open market and privately negotiated transactions. The remaining 1.5 million shares of the authorization are intended for reissue in connection with the Corporation's dividend reinvestment and employee stock plans, as well as other unspecified corporate purposes such as business acquisitions accounted for as purchases. As of October 16, 2000, Old Kent Financial Corporation announced it is authorized to repurchase up to 1.4 million shares of its common stock over the next six months to replace the shares used to acquire Home Bancorp.

In June 2000, the Board of Directors of Old Kent Financial Corporation declared a 5% stock dividend which was payable on July 14, 2000, to shareholders of record on June 30, 2000. Approximately 6.5 million shares were issued for this dividend, including 1.5 million repurchased for this purpose in the preceding twelve months. All prior per share amounts included in this report have been adjusted to reflect this dividend.

Total equity at September 30, 2000; was decreased by an after-tax unrealized loss of $42.5 million on securities available-for-sale. Shareholders' equity as a percentage of total assets as of September 30, 2000, was 7.11%.

The following table represents Old Kent's consolidated regulatory capital position as of September 30, 2000:

Regulatory capital at September 30, 2000
(in millions)	Leverage Ratio	Tier 1 Risk-Based Capital	Total Risk-Based Capital
Actual capital	$1,596.9	$1,596.9	$2,179.8
Required minimum regulatory capital	$663.4	$747.6	$1,495.3
Capital in excess of requirements	$933.5	$849.3	$684.5
Actual ratio	7.22%	8.54%	11.66%
Regulatory Minimum Ratio	3.00%	4.00%	8.00%
Ratio considered "well capitalized"
by regulatory agencies	5.00%	6.00%	10.00%

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

The information concerning quantitative and qualitative disclosures about market risk contained and incorporated by reference in Item 7A of the Corporation's Form 10-K Annual Report for its fiscal year ended December 31, 1999, is here incorporated by reference.

Old Kent faces market risk to the extent that both earnings and the fair values of its financial instruments are affected by changes in interest rates. The Corporation measures this risk with three tools: static GAP analysis, simulation modeling, and economic value of equity estimation. Throughout the first nine months of 2000, the results of these three measurement techniques were within the Corporation's policy guidelines. The Corporation does not believe that there has been a material change in the Corporation's primary market risk exposures, including the categories of market risk to which the Corporation is exposed and the particular markets that present the primary risk of loss to the Corporation. As of the date of this Form 10-Q Quarterly Report, the Corporation does not know of or expect there to be any material change in the general nature of its primary market risk exposure in the near term.

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

2.3

Agreement and Plan of Merger between Home Bancorp, Old Kent Financial Corporation and O K Acquisition Corporation dated June 15, 2000. Previously filed as Exhibit 2 to Old Kent's Form S-4 Registration Statement (Registration No. 333-42804) filed August 2, 2000. Here incorporated by reference.

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

12	Ratio of Earnings to Fixed Charges

27	Financial Data Schedule

(b)	The following reports on Form 8-K were filed during the third quarter of 2000:

Date of Event Reported	Item Reported	Financial Statements Filed

July 19, 2000	5,7	N/A

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OLD KENT FINANCIAL CORPORATION

Date: November 13, 2000	/s/David J. Wagner
David J. Wagner Chairman of the Board, President and Chief Executive Officer

Date: November 13, 2000	/s/Mark F. Furlong
Mark F. Furlong Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Number	Exhibit

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

2.3

Agreement and Plan of Merger between Home Bancorp, Old Kent Financial Corporation and O K Acquisition Corporation dated June 15, 2000. Previously filed as Exhibit 2 to Old Kent's Form S-4 Registration Statement (Registration No. 333-42804) filed August 2, 2000. Here incorporated by reference.

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